Form 10KSB
period 1996-03-31
NORTHWEST EQUITY CORP
filed 1996-07-01
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

                         Commission file number 0-24606

                             NORTHWEST EQUITY CORP.
        (Exact name of small business issuer as specified in its charter)

              Wisconsin                                       39-1772981
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

       234 Keller Avenue South                                   54001
          Amery, Wisconsin                                     (Zip code)
 (Address of principal executive offices)


                                 (715) 268-7105
              (Registrant's telephone number, including area code)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

                            (1) Yes __x__ No_____
                            (2) Yes __x__ No_____

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

      State issuer's revenues for its most recent fiscal year: $6,949,000 (Total interest and dividend income and total non-interest income).

      As of May 31, 1996, there were issued and outstanding 969,392 shares of Common Stock of the Registrant. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such shares of Common Stock as of May 31, 1996, was $9.1 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans in which the trustee are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                  DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB: Portions of the Annual Report to Shareholders for the fiscal year ended March 31, 1996 are incorporated by reference into Parts II and IV hereof.

Part III of Form 10-KSB: Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

      Northwest Equity Corp., a Wisconsin corporation (the "Company" or the "Registrant"), is the holding company for Northwest Savings Bank, a Wisconsin chartered stock savings bank (the "Bank"). The Bank is regulated by the Wisconsin Commissioner of Savings and Loan (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company and the Bank are subject to extensive regulation, supervision and examination by the Wisconsin Commissioner of Savings and Loan (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank was organized in 1936, and has three full service offices located in Polk, St. Croix and Burnett Counties, Wisconsin. Because the Company's only significant business operations are that of the Bank, the business of the Bank is essentially the only business of the Company.

      The Bank is a community-oriented, full-service financial institution offering a variety of retail financial services to meet the needs of the communities it serves. The Company's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds, primarily in residential real estate loans, mortgage-backed and related securities, and various types of commercial and consumer loans. At March 31, 1996, the Company had total assets of $86.4 million, total deposits of $57.3 million, and shareholders' equity of $11.9 million. The Bank is a member of the FHLB-Chicago, which is one of the twelve regional banks that comprise the FHLB system. The Company's executive office is headquartered at 234 South Keller Avenue, Amery, Wisconsin 54001. Its telephone number at that address is 715-268-7105.

      The Company's primary sources of funds are deposits, repayments on loans and mortgage-backed and related securities and, to a lesser extent, advances from the FHLB-Chicago. The Company's deposits totaled $57.3 million at March 31, 1996, of which 30.4% were core deposits, consisting of NOW, passbook and money market deposit accounts. The Company utilized these funds to invest primarily in one-to-four family residential loans and, to a lesser extent, consumer, commercial and other loans, and to invest in mortgage-backed and related securities and other investment securities. At March 31, 1996, the Company's gross loan portfolio totaled $71.1 million, that consisted of $48.4 million of one-to-four family loans, $6.9 million of consumer loans, $6.8 million of commercial real estate loans, $4.6 million of commercial loans, $3.2 million of other real estate loans, and $1.3 million of multi-family loans. At March 31, 1996, the Company's gross loans included $50.6 million of ARM loans.

      The Company's strategic business plan provides for investments in mortgage-backed and related securities in addition to its investments in United States Treasury and agency securities. Management believes this investment portfolio provides numerous benefits, including the ability to provide and maintain adequate regulatory liquidity levels, maintain a balance of high quality, diversified investments, and better manage the interest rate risk of the Company. At March 31, 1996, the Company's mortgage-backed and related securities held for investment and FHLB-Chicago stock totaled $6.2 million consisting of $5.4 million or 6.3% of total assets in mortgage-backed and related securities held for investment and $0.8 million or 0.9% of total assets in FHLB-Chicago stock.

Market Area and Competition

      The Company offers a variety of deposit products, services and mortgage loans primarily in northwestern Wisconsin. The Company's main office is located at 234 South Keller Avenue, Amery, Wisconsin. The City of Amery is located approximately 40 miles northeast of Minneapolis and St. Paul, Minnesota. The Company, in addition to its Amery office, has two full-service branches. One is located in New Richmond and the other in Siren, Wisconsin. Both are located near Amery and together account for approximately $19.6 million or 34.2% of the Company's total deposits at March 31, 1996. All of the Company's locations are in counties generally characterized as rural with a total population of approximately 102,000.

      The Company has significant competition in both its mortgage and consumer lending business, as well as in attracting deposits. The Company's primary competition for loans are principally from other thrift institutions, savings banks, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits historically has come from other thrifts, savings banks commercial banks, commercial banks and credit unions. The Company has faced additional competition for funds from a number of institutions, including the availability of short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies.

Lending Activities

    General

      The largest component of the Company's gross loan portfolio, that totaled $71.1 million at March 31, 1996, was first mortgage loans secured by owner-occupied one-to-four family residences. At March 31, 1996, one-to-four family owner-occupied mortgage loans totaled $48.4 million or 68.1% of gross loans. Commercial real estate loans were $6.8 million or 9.6% of gross loans at March 31, 1996. Of gross loans, $50.6 million or 71.2% were ARM loans. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans that have short and intermediate-term maturities for its own loan portfolio. The Company also offers longer-term fixed rate loans, most of which are sold immediately to secondary market investors. In general, the Company's total loan portfolio has increased in recent years due to its ability to originate ARM loans that it retains in its loan portfolio.

Composition of Loan Portfolio
    The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the gross loan portfolio at the dates indicated.

                                                        At March 31,
                                       -------------------   --------------------   -----------------
                                              1996                   1995                  1994
                                       -------------------   --------------------   -----------------

                                          Amount    Percent     Amount    Percent     Amount   Percent

Real estate loans:
    One-to-four family                   $48,360     68.00%    %42,501     72.2$%    $39,133    76.06%
    Multi-family                           1,266      1.78%      1,235      2.10%      1,300     2.53%
    Commercial                             6,813      9.58%      4,757      8.09%      4,168     8.10%
Construction and land .......              3,165      4.45%      1,578      2.68%        994     1.93%
                                          ------     ------     -----       -----      -----    ------
      Total real estate loans             59,604     83.82%     50,071     85.11%     45,595    88.62%
                                          ------     ------     ------     ------     ------    ------

Consumer loans:
    Home equity                                7      0.01%          8      0.01%          3     0.01%
    Automobile                             4,832      6.79%      2,787      4.74%      1,311     2.55%
    Credit card                              241      0.34%        210      0.36%        177     0.34%
    Other consumer loans                   1,817      2.56%      1,308      2.22%        897     1.74%
                                           -----      -----      -----      -----      -----     -----
      Total consumer loans                 6,897      9.70%      4,313      7.33%      2,388     4.64%
                                           -----      -----      -----      -----      -----     -----
Commercial loans                           4,612      6.49%      4,450      7.56%      3,467     6.74%
                                           ------     -----      -----    -------      -----     -----
      Gross loans receivable              71,113    100.00%     58,834    100.00%     51,450   100.00%
                                          ------    =======     ------    =======     ------   =======
Add:
    Accrued interest, net                    506                   391                   310
Less:
    Loans in process                          -                     -                     -
    Deferred fees and discounts               -                     -                     -
    Allowance for uncollected interest        -                     (8)                   (3)
    Allowance for loan losses               (433)                 (434)                 (436)
                                            ----                  ----                  ----
      Total additions/deductions              73                   (51)                 (129)
                                         -------               -------                  ----
         Loans receivable, net           $71,186               $58,783               $51,321
                                         =======               =======               =======

      Loan Maturity

            The following table shows the contractual maturity of the Company's loan and mortgage-backed and related securities portfolio at March 31, 1996. Loans that have adjustable rates are shown as being due in the period during which the underlying contracts mature. Demand loans that have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization.


                                                                 At March 31, 1996
                                   -----------------------------------------------------------------------------------
                                                                                                      Total
                                                                                                      Mortgage-
                                   One-to-               Commercial Construction                      Backed and
                                   Four       Multi-     Real       and                               Related
                                   Family     Family     Estate     Land        Commercial Consumer   Securities Total
                                   ------     ------ ---------------------------------------------------------

Amounts due :
    Within one year                $    546   $  - -     $  108     $ 2,008     $ 2,468    $   861      - -      $ 5,991
                                                 - -
After one year:
    One to three years                1,057      - -       1,128          4         753      2,301      - -        5,243
    Three to five years               1,913       409        545         52         938      3,337      - -        7,194
    Five to ten years                 4,001       230      2,784        266         453        265      - -        7,999
    Ten to twenty years              12,807       141      1,682        611           0        104      - -       15,345
    Over twenty years                28,036       486        566        224         - -         29    5,373       34,714
                                     ------     -----      -----      -----       -----      -----    -----       ------
        Total due after one year     47,814     1,266      6,705      1,157       2,144      6,036    5,373       70,495
                                     ======

        Total amounts due            48,360     1,266      6,813      3,165       4,612      6,897    5,373       76,486

Less:
    Allowance for loan losses           (85)       (1)       (22)       (19)       (290)       (16)     - -         (433)
                                      -----     -----      -----      -----      ------      -----    -----        -----


Loans receivable and mortgage-
    backed securities, net          $48,275   $ 1,265    $ 6,791    $ 3,146     $ 4,322    $ 6,881   $ 5,373     $76,053
                                    =======   =======    =======    =======     =======    =======   =======     =======



      The following table sets forth at March 31, 1996 the dollar amount of all loans and mortgage-backed and related securities due after March 31, 1997, such loans and whether such loans have fixed interest rates or adjustable interest rates.

                                           ------------------------------
                                              Due After March 31, 1997
                                           ------------------------------

                                            Fixed     Adjustable    Total
                                           -------    ----------   -------
                                                    (In thousands)
  Mortgage loans:

    One-to-four family                     $ 6,950     $ 4,864     $47,814
    Multi-family                               409         857       1,266
    Commercial                                 338       6,367       6,705
    Construction and land                       22       1,135       1,157
                                             -----      ------      ------
      Total mortgage loans                   7,719      49,223      56,942

  Consumer loans                             5,561         475       6,036

  Comercial loans                              849       1,295       2,144
                                            ------      -------     ------

    Gross loans receivable                  14,129      50,993      65,122

  Mortgage-backed and related securities     4,629         744       5,373
                                            ------      ------      ------

    Gross loans receivable and mortgage-
      backed and related securities        $18,758     $51,737     $70,495
                                           =======     =======     =======

   One-to-Four Family Mortgage Lending

      The Company's primary lending activity is the origination of first mortgage loans secured by one-to-four family, owner-occupied residences within the Company's primary lending area. The Company sells substantially all of its fixed rate mortgage loans it originates to government secondary market investors. Generally, loans sold to government secondary market investors are sold as whole loans with servicing retained. Substantially all of the ARM loans originated by the Company are retained in its loan portfolio. The Company follows Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for its one-to-four family mortgage loans and rarely originates loans in excess of the FHLMC limit of $207,000.

      The Company offers a variety of rates, fees, origination terms and mortgage products. Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups and residents of local communities located in the Company's primary market area through its loan origination staff. The Company also advertises its products through local newspapers, periodicals and radio. Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, an appraisal from an independent third party is obtained, income and other deposit information are verified, and, as necessary, additional financial information is requested. The Company requires title insurance or evidence of marketable title and lien position (consisting of an abstract and legal opinion) on all first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. On loans with high loan to value ratios, borrowers are required to advance funds on a monthly basis, together with payments of principal and interest, to a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance, and in some cases, flood insurance. On those loans with no escrow requirement, the Company verifies payment of real estate taxes on a semi-annual basis and requires evidence from the borrower annually of hazard insurance and flood insurance. The lending policy of the Company restricts mortgage loan amounts to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged to the Company. The Company makes mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, subject to availability of private mortgage insurance insuring the amount in excess of 80% of the appraised value or purchase price. Exceptions to this policy are ARM loans, in which case the Company loans up to 90% of the appraised value or purchase price with the appropriate private mortgage insurance, and loans to its most credit worthy customers, in which case the Company loans up to 90% of the appraised value without private mortgage insurance. The Company also currently offers a program for low to moderate income families to lend up to 90% of the appraised value of the property without private mortgage insurance, provided certain credit, property and cost criteria are met.


      The   Company's   underwriting   department   reviews  all  the  pertinent
information and makes a credit decision for approval or denial within established Company policy guidelines. Recommendations to deny applications based on underwriting considerations are reviewed by the Company's senior underwriter prior to a final disposition of the loan application. Summaries of all one-to-four family mortgage loan applications are reviewed on a monthly basis by the Board of Directors and the Loan Committee. Mortgage loans held in the Company's loan portfolio generally include due-on-sale clauses, which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Company's prior consent. The Company enforces the due-on-sale clauses of its mortgage loans.

      The Company makes loans under various governmental programs including the Wisconsin Housing and Economic Development Authority ("WHEDA"), the Federal Housing Administration, the Farmers Home Administration ("FHA") and the Federal Veterans Administration ("VA"). These programs generally have lower down payment and less restrictive qualification ratios. The WHEDA loans are serviced through WHEDA and originated for them, and the Federal Housing Administration, FHA and VA loans are sold in the secondary market with servicing retained. As of March 31, 1996, the Company held two FHA loans in its portfolio with an aggregate principal balance of $0.3 million and has not experienced losses attributable to loans made under these governmental programs.

      The Company offers one, three and five-year ARM loans. ARM loans currently adjust a maximum of two percentage points per year with a lifetime interest cap of six percentage points above the initial interest rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts to maintain full amortization of the mortgage loan within the remaining term. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and the Company's yield requirements. The Company currently uses the one-year, three-year or five-year as applicable, Constant Maturity United States Treasury index to determine the interest rate payable upon the adjustment date of outstanding ARM loans. The Company also originates ARM loans with initial interest rates below the fully indexed rate by permitting the borrower to choose the number of percentage points the initial interest rate is below the fully indexed rate (up to two points) and pay origination points in a corresponding amount. Borrowers choosing these ARM loans can effectively lower the lifetime interest rate cap by decreasing the initial interest rate. ARM loans generally pose different risks than fixed rate loans. In a rising interest rate environment, the underlying ARM loan payment rises, increasing the potential for default, and the marketability of the underlying property may be adversely affected. In a decreasing interest rate environment, mortgagors tend to refinance to fixed rate loans. The Company's delinquency experience on its ARM loans generally has been satisfactory to date.

      The Company has continued to generate a significant amount of adjustable rate loans. Adjustable rate loans originated amounted to 52.8%, 61.8% and 48.8% of the Company's total loans originated for the fiscal years ended March 31, 1996, 1995, and 1994, respectively. The Company's continued ability to originate ARM loans is primarily due to the nature of its market area, which includes rural and vacation properties. Loans on properties with excessive acreage, hobby farm activities or three-season cabins generally cannot be sold into the secondary market, thus making these loans less attractive to competitors of the Company that only originate loans for sale into the secondary market.
Furthermore, many of the Company's customers desiring a loan term of short-to-medium-duration (i.e., less than ten years) often prefer ARM loans because of the generally lower closing costs compared to fixed rate loans. The Company generally obtains an abstract and title opinion, rather than title insurance, on loans originated for retention in its portfolio and has not experienced losses attributable to the lack of title insurance.

   Commercial Real Estate Lending

      At March 31, 1996, the Company's commercial real estate loan portfolio totaled $6.8 million or 9.6% of gross loans compared to $4.8 million or 8.09% of gross loans at March 31, 1995. The increase reflects the growth in the loan participation portfolio from $3.3 million at March 31, 1995 to $5.7 million at March 31, 1996. Of the aggregate amount of participation loans, 79.2% were commercial real estate loans. The commercial real estate loans in the Company's portfolio consist of fixed rate and ARM loans generally secured by small office buildings, retail stores and farms, and occupied by the borrower. The Company currently originates ARM loans secured by commercial real estate at 375 to 525 basis points above the rate on U.S. Treasury securities for comparable maturities. These loans typically do not exceed 65% of the lesser of the purchase price or the appraised value of the underlying collateral. At March 31, 1996, the largest outstanding commercial real estate loan was $0.5 million.

      In underwriting commercial real estate loans, the Company's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income taxes, personal financial statements and banking relationships, a review of the borrower's property management experience, and a review of the property, including cash flow projections, historical operating statements, environmental concerns, compliance with regulations and prevailing market conditions. Loans secured by commercial real estate properties involve a greater degree of risk than residential mortgage loans. Payments on loans secured by commercial real estate properties are often susceptible to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by originating commercial real estate loans principally in its primary market area where it has the ability to more closely monitor and anticipate adverse conditions.

   Commercial Lending

      The Company engages in a limited amount of commercial business lending activities, generally with existing customers, including secured and unsecured loans and letters of credit. Commercial loans may not exceed 10% of total assets and involve many different industries. At March 31, 1996, the Company had $4.6 million in commercial business loans outstanding, which represented 6.5% of gross loans. Term loans are amortized over a one to five year term and lines of credit are reviewed annually. Such loans generally are originated at 375 to 525 basis points above the rate on U.S. Treasury securities for comparable maturities. At March 31, 1996, the largest outstanding commercial loan was $0.4 million.

      The Company originated a majority of the commercial loans held in its loan portfolio in the mid-1980's when it hired a commercial loan officer to expand its activity in this area. During the last three fiscal years, the Company charged off approximately $13,000 of such loans. The Company currently is not actively seeking new commercial lending business and substantially all of its commercial lending consists of renewals of existing commercial loans. The remaining commercial loans in the portfolio are generally performing and, management believes, adequately reserved.

      Unlike residential mortgage loans which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent upon the general economic environment. The Company's commercial business loans usually include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment and inventory as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

   Consumer Lending

      The Company originates a variety of consumer loans, consisting primarily of new and used automobile loans. At March 31, 1994, 1995 and 1996, consumer loans totaled $2.4 million, $4.3 million and $6.9 million, respectively, or 4.6%, 7.3% and 9.7%, respectively, of gross loans at those dates. The Company's marketing strategy emphasizes auto loans as a means of establishing more relationships with its customers and developing new customers through soliciting auto dealerships for loans to non-customers.. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Automobile loans generally are underwritten in amounts up to 90% of the purchase price for new and used vehicles. The term of the loans generally cannot exceed six years for new vehicles and five years for used vehicles. The Company's delinquent consumer loans as a percentage of gross loans has been minimal.

   Multi-Family Lending

      The Company held $1.3 million or 1.8% gross loans of multi-family loans at March 31, 1996. The rates charged on the Company's multi-family loans typically are slightly higher than those charged on loans secured by one-to-four family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Company's other ARM loans, although generally at a slightly higher margin. An origination fee equal to 1% of the principal amount is usually charged on such loans.

      Multi-family loans are generally underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property. Appraisals that secure multi-family loans are performed by an independent appraiser designated by the Company at the time the application is submitted. In addition, the Company's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal financial statements and banking relationships and a review of the property, including cash flow projections and historical operating results. The Company evaluates all aspects of multi-family lending to mitigate risk to the extent possible. The Company seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. The Company obtains individual guarantees for substantially all of its multi-family loans.

      Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loans may be impaired. Despite the risks inherent in multi-family real estate lending, the Company's delinquent multi-family loans as a percentage of gross loans has been minimal.

   Construction and Land Lending

      The Company offers one-to-four family residential and other construction loans. At March 31, 1996, construction and land loans totaled $3.2 million or 4.5% of gross loans compared to $1.6 million or 2.68% of gross loans at March
31, 1995. The increase is due to construction loans developed through relationships with mortgage brokerage companies that are unable to provide construction financing for their customers, but arrange a fixed rate loans when the home is completed. Construction loans are made to individuals intending to occupying the home who have signed construction contracts with a builder. These loans have loan-to-value ratios not exceeding 90%. When the loan-to-value ratios exceed 80%, private mortgage insurance is required which insures payment of a portion of the principal balance, reducing the Company's exposure to 75% loan-to-value or less. The Company offers permanent financing, primarily one-to five-year ARM loans, on residential construction loans that enables borrowers to avoid duplicative closing costs normally associated with temporary financing during construction periods and permanent financing upon completion of construction. The Company has had minimal delinquent residential construction loans to date.

   Loan Approval and Monitoring

      Loan approval is based on a customer's aggregate amount of loans outstanding, including the loan application under review. Loan amounts of $100,000 or less may be approved by one member of the Loan Committee and a loan officer. Loan amounts exceeding $100,000 up to $500,000 require the approval of two members of the Loan Committee and a loan officer. All loans exceeding $500,000 require approval from the Board of Directors and a loan officer.

      Loans held in the Company's portfolio are reviewed annually by a loan officer to ensure compliance with the Company's lending policy and the loans-to-one borrower limitations. The borrower's financial statements and income tax returns also are reviewed annually to enable the Company to anticipate potential problem loans and, if necessary, classify the loan or place it on non-accrual status.

   Originations, Purchase and Sales of Loans

      Mortgage loans are solicited from real estate brokers, builders, developers, existing or past customers, and residents of the local communities located in the Company's primary market areas. The Company advertises its mortgage products in newspapers and other media in addition to using its loan officers to directly solicit potential borrowers. The following table sets forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated. Mortgage loans and mortgage-backed and related securities held for sale are included in the totals.

                                                    Fiscal Years Ended March 31,
                                                    ----------------------------
                                                        1996     1995     1994
                                                        ----     ----     ----
                                                            (In thousands)
Mortgage loans (gross)
    At beginning of period                            $50,071  $45,595   44,776
    Mortgage loans originated:
      One-to-four family                               16,486   12,817   25,010
      Commercial                                         - -       289      577
      Multi-family                                        490     - -      - -
      Construction and land                             5,767    3,424    1,856
                                                       ------   ------   ------
         Total mortgage loans originated               22,743   16,530   27,443
                                                       ------   ------   ------

      Mortgage loans purchased                          2,436    1,517      807
                                                       ------   ------   ------

      Total mortgage loans originated and purchased    25,179   18,047   28,250
                                                       ------   ------   ------

      Transfer of mortgage loans to foreclosed
         real estate                                     (127)     (63)     (90)
      Principal repayments                             (9,606) (11,851) (11,599)
      Sales of fixed rate loans                        (5,913)  (1,657) (15,742)
                                                        -----    -----   ------
         Total reductions                             (15,646) (13,571) (27,431)
                                                       ------   ------   ------

    At end of period                                  $59,604  $50,071  $45,595
                                                      =======  =======  =======

Consumer loans:
    At beginning of period                            $ 4,313  $ 2,388    2,249
      Consumer loans originated                         6,685    4,279    2,423
      Principal repayments                             (4,101)  (2,354)  (2,284)
                                                        -----    -----    -----

    At end of period                                  $ 6,897  $ 4,313    2,388
                                                      =======  =======    =====

Commercial loans:
    At beginning of period                            $ 4,450  $ 3,467    3,278
      Commercial loans originated and purchased         5,402    6,228    4,301
      Principal repayments                             (5,240)  (5,245)  (4,112)
                                                        -----    -----    -----

    At end of period                                  $ 4,612  $ 4,450  $ 3,467
                                                      =======  =======  =======

Mortgage-backed and related securities:
    At beginning of period                            $ 2,001  $ 1,556    3,736
      Mortgage-backed and related securities
         purchased                                      3,917    1,006     - -
      Amortization and repayments                        (545)    (561)  (2,180)
                                                        -----      ---    -----

    At end of period                                  $ 5,373  $ 2,001  $ 1,556
                                                      =======  =======  =======

      The following table sets forth the Company's laon originations and purchases in various loan categories according to whether the loan is fixed rate versus adjustable rate for the periods indicated.



                                                              Fiscal Years Ended March 31,
                                  --------------------------------------------------------------------------------
                                             1996                       1995                       1994
                                  --------------------------------------------------------------------------------
                                   Fixed  Adjustable  Total   Fixed  Adjustable  Total   Fixed  Adjustable  Total
                                  --------------------------------------------------------------------------------

  Mortgage loans:
    One-to-four family             $ 6,930  $ 9,556  $16,486  $ 3,049  $ 9,768  $12,817  $14,307  $10,703  $25,010
    Multi-family                       -        490      490      -        -        -        -        -       -
    Commercial                          56    2,410    2,466      -      1,039    1,039      251      826    1,077
   1-4 Construction and land         1,680    4,057    5,737      359    3,832    4,191    1,509      654    2,163
                                     -----    -----   ------    -----   ------    -----   ------    -----   ------
      Total mortgage loans           8,666   16,513   25,179    3,408   14,639   18,047   16,067   12,183   28,250

  Consumer loans                     6,449      236    6,685    4,086      193    4,279      198    2,225    2,423

  Comercial loans                    2,493    2,909    5,402    3,409    2,819    6,228    1,634    2,667    4,301
                                     -----    -----   ------    -----   ------   ------   ------   ------   ------

    Total loans originated
     and purchased                 $17,608  $19,658  $37,266  $10,903  $17,651  $28,554  $17,899  $17,075  $34,974
                                   =======  =======  =======  =======  =======  =======  =======  =======  =======

   Participation Loans

      In order to meet asset/liability management objectives that are enhanced by loans with higher rates and shorter repricing periods, the Company has purchased from time to time participation interests in a variety of real estate loans, including commercial real estate loans. Prior to purchase, the Company reviews each participation to ensure that the underlying loan complies with the Company's lending policy as in effect and the loans-to-one borrower limitations.

      At March 31, 1996, the Company had 30 participation loans totaling $5.7 million that represented 8.0% of gross loans compared to 22 participation loans totaling $3.3 million that represented 5.6% of gross loans at March 31, 1995. Of the aggregate amount of participation loans, 79.2% were commercial real estate loans, 16.1% were commercial loans, 4.0% were multi-family loans and 0.7% were one-to-four-family residential loans.

      The purchase of participation loans involves the same risks as the origination of the same types of loans as well as additional risks related to the purchaser's lower level of control over the origination and subsequent administration of the loan. Many of the participation loans purchased by the Company in the past also have been on projects located outside the State of Wisconsin, primarily in the Minneapolis/St. Paul, Minnesota area. Management does not anticipate future purchases to be significant, and will continue to investigate purchase opportunities on an individual basis.

   Sale of Mortgage Loans

      The Company sells loans that it originates, on a non-recourse basis, into the secondary market to the FHLMC, Federal National Mortgage Association ("FNMA") and WHEDA. The amount of loans sold by the Company is based upon market conditions and the Company's asset/liability strategy. For the past three fiscal years, the Company has sold substantially all of the fixed rate loans originated to governmental secondary market purchasers in order to manage interest rate risk. For the fiscal year ended March 31, 1996, the Company's fixed rate loan sales to governmental investors totaled $5.9 million with associated gains of $61,000. For the fiscal years ended March 31, 1995 and 1994, the Company's fixed rate loan sales to governmental investors totaled $1.7 million and $15.7 million with associated gains of $19,000 and $222,000, respectively.

      The Company is subject to interest rate risk on fixed rate loans in its pipeline from the point in time that the rate is locked with the borrower until it is sold into the secondary market. In a declining interest rate environment, the interest rate is locked in at the time of loan approval and held for sale to take advantage of the market rate of interest. In order to minimize the interest rate risk in a rising interest rate environment, the interest rate is locked in at the time of loan approval and a commitment to sell the loan is obtained simultaneously. These loans are sold on an individual basis when the loan is closed.

      All mortgage loans are made and underwritten pursuant to the requirements of secondary market investors. The Company retains servicing on loans sold to FHLMC and FNMA, receiving a servicing fee, which represents the difference between the contract rate on the loans sold and the yield at which such loans are sold. The servicing spread earned by the Company is typically 0.25%.

      The Company also acts as a conduit for loans sold to WHEDA. For those borrowers who qualify under WHEDA guidelines, the Company originates the loan for a $500 fee and sells the loan to WHEDA, on a non-recourse basis, servicing released.

   Loan Origination, Servicing and Other Fees

      In addition  to interest  earned on loans,  the  Company  receives  income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

      In connection with the origination of mortgage loans, the Company requires borrower reimbursement for out-of-pocket costs associated with obtaining independent appraisals, credit reports, title insurance or abstract and title opinion, private mortgage insurance and other items. While origination fees ranging from zero to two points generally have been quoted on mortgage loans in recent years, most of the Company's borrowers typically accept a slightly higher interest rate and pay zero points.

      For loans sold to FHLMC and FNMA, the Company retains the responsibility for servicing such loans. At March 31, 1996, 1995 and 1994, the Bank serviced $22.9 million, $19.5 million and $19.9 million loans for others, respectively. Fee income received in connection with loans serviced for others was $72,000, $73,000 and $80,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

      The contractual right to service mortgage loans sold has an economic value that, in accordance with GAAP, is generally not recognized as an asset on the Company's balance sheet. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans and other factors.

Delinquencies, Nonperforming Assets and Classified Assets

   Delinquent Loans

      When a borrower fails to make a required payment by the end of the month in which the payment is due, the Company generally initiates collection procedures. The Company will send a late notice, and in most cases, delinquencies are cured promptly. However, if a loan becomes delinquent for more than 60 days, the Company contacts the borrower directly, to determine the reason for the delinquency and effect a cure. Where it believes appropriate, the Company may review the condition of the property and the financial position of the borrower. At that time, the Company may: (i) accept a repayment program for the arrearage; (ii) seek evidence of efforts by the borrower to sell the property; (iii) request a deed in lieu of foreclosure; or (iv) initiate foreclosure proceedings. When a loan secured by a mortgage is delinquent for three or more monthly installments, the Company generally will initiate foreclosure proceedings. With respect to delinquencies on loans sold to FHLMC or FNMA, or insured by FHA or guaranteed by VA, the Company follows the appropriate notification and foreclosure procedures prescribed by the respective agencies.

      On mortgage loans or loan participations purchased by the Company, the Company receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Company relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Company and its servicing agents.

      Total loans delinquent 90 day or more increased from 10 loans totaling $238,000 at March 31, 1995, to 26 loans totaling $631,000 at March 31, 1996.
Total loans delinquent 31-89 days increased from 35 loans totaling $1.1 million to 83 loans totaling $2.4 million. Delinquencies were created by certain deficiencies in dealer loan policies that have been subsequently revised. Management views the increase as a major area of concern warranting increased scrutiny. However, the latest available peer group comparison of nonperforming loans and real estate owned as a percentage of total loans as prepared by America's Community Bankers was 0.63% for the Company at December 31, 1995, compared to 1.60% on a nation wide basis and 0.86% on a regional basis.

At March  31, 1996, 1995, and 1994, delinquencies in the Company's loan portfolio were as follows:



                                 At March 31, 1996                 At March 31, 1995                 At March 31, 1994
                              ------------------------------------------------------------------------------------------------------
                           31-89 Days     90 Days or more    31-89 Days     90 Days or more    31-89 Days     90 Days or more
                              ------------------------------------------------------------------------------------------------------
                         Number Principal Number Principal Number Principal Number Principal Number Principal Number  Principal
                          of     Balance   of     Balance   of     Balance   of     Balance   of     Balance   of     Balance
                         Loans   of Loans Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans    of Loans
                          ---------------------------------------------------------------------------------------------------------

Mortgage loans:
  One-to-four family        34    $1,253      9   $  386     21    $  974       1   $   80      21   $  516       1     $  41

  Multi-family               -         -      -        -      -         -       -        -       -        -       -         -
  Residential construction   2       252      2      121      -         -       -        -       -        -       -         -
  Commercial                 6       539      -        -      3        95       1       78       3      122       1        80
                            --      ----     --      ---     --       ---      --      ---     ---      ---      --       ---
    Total mortgage loans    42    $2,044     11   $  507     24     1,069       2      158      24      638       2       121

Consumer loans              37       166      9       60     11        26       -        2      11       26       -         -


Comercial loans              4       197      6       64      -        30       8       78       -        -       8        43
                            --     -----     --    ------    --    ------      --      ---      --   ------      --       ---

    Total                   83    $2,407     26    $  631    35    $1,125      10      238      35   $  664      10       164
                            ==    ======     ==    ======    ==    ======      ==      ===      ==   ======      ==     =====

Delinquent loans to gross          3.38%            0.89%           2.19%            0.46             1.29%             0.32%
    loans(1)

- -------------------------

(1)   Excluding mortgage-backed and related securities.

   Classification of Assets


      Federal regulators require each federally insured bank to classify its assets on a regular basis. In connection with examinations of insured banks, examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more well defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. The Company has adopted an asset classification methodology that parallels that required by federal regulators. At March 31, 1996, based upon the Company's asset classification methodology, the Company had assets classified as Substandard of $778,000, none as Doubtful and none as Loss. At March 31, 1995, assets classified as Substandard were $248,000, none as Doubtful and none as Loss. Assets that are classified as Loss are reserved at 100% of the indicated loss amount. The FDIC examination policies include a Special Mention category, consisting of assets that currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At March 31, 1996, $135,000 of the Company's assets were classified as Special Mention. The Company's classified assets consist of the non-performing assets and the other loans and assets of concern. As of the date hereof, the Company's classifications are consistent with those of the FDIC and Commissioner.

   Non-Performing Assets

      Loans are placed on non-accrual status when, in the judgment of Company management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. In any event, the Company discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on non-accrual status, all of the accrued interest on that loan is reversed by way of a charge to interest income. Accrual of interest on a non-accrual loan is resumed when payments are less than 90 days past due and when management believes the outstanding loan principal and contractually due interest is no longer doubtful of collection.

      Property acquired by the Company as a result of a foreclosure, property upon which a judgment of foreclosure has been entered but prior to foreclosure sale and property that is deemed in-substance foreclosed are classified as foreclosed properties. "In-substance foreclosed" loans are defined as loans for which current and future collection is dependent on the income producing capacity and fair market value of the underlying real estate collateral, rather than the borrower's ability to service the debt. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At March 31, 1996, the Company had three foreclosed or in foreclosure properties with a carrying value of $127,000. One of the foreclosed properties is a gasoline station. Gasoline storage tanks have been removed for the property in accordance with state law and the clean-up procedures have been approved by the Wisconsin Department of Natural Resources. The Company is awaiting reimbursement from an environmental fund and anticipates it total expense for the clean-up will not exceed $7,500.

      Nonperforming loans include loans placed on non-accrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets.

                                                               March 31,
                                                       1996      1995     1994

Non-accrual mortgage loans 90 days or more past due  $  386    $  158      121
Non-accrual consumer loans 90 days or more past due      47         2        3
Non-accrual commerical loans 90 days or more past due    64        78       40
Loans 90 days or more past due and still accruing       134         -
Troubled debt restructurings                             62       285       88
                                                     ------    ------    -----
    Total non-performing loans                          693       523      252
Total real estate owned and in judgement, net of
    related allowance for losses                        127         -       72
                                                     ------    ------    -----
      Total non-performing assets                    $  820    $  523      324
                                                     ======    ======    =====
Total non-performing loans to gross loans receivable  0.97%     0.89%    0.49%
Total non-performing assets to total assets           0.95%     0.76%    0.54%

Total classified assets                              $  778    $  248      591
Total classified assets to total assets               0.90%     0.36%    0.98%

 Interest income that would have been recorded on non-
    performing loans if current                      $   13    $   20       14
Interest income on non-performing loans included
    in net income                                    $   17    $   15   $   11


      As of March 31, 1996, there were no other loans not included in the foregoing tables or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

   Allowance for Loan Losses

      Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish a general allowance for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Commissioner and the FDIC, either one of which can order the establishment of additional general or specific loss allowances.

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The ratio of allowance for loan losses to gross loans receivable decreased from 0.74% at March 31, 1995, to 0.61% at March 31, 1996 due to the large increase in loans receivable over the period. A corresponding increase in the allowance for loan losses was not made to maintain the ratio, because based on the actual loss experience an allowance of 0.10% would be adequate at March 31, 1996. The FDIC has advised the Company that it would like to the allowance to be maintained at its current level, but it does not need to be increased. The ratio of allowance for loan losses to nonperforming loans decreased from 82.98 at March 31, 1995 to 62.48 at March 31, 1996 due to the increase in nonperforming loans over the period.

      The following table sets forth activity in the Company's allowance for loan losses during the periods indicated.
                                            For the Fiscal Year Ended March 31,
                                            -----------------------------------
                                                  1996        1995       1994
                                                 -----       -----      ----
                                                     (Dollars in thousands)
Balance at beginning of period                   $  434      $  436     $  455
Additions charged to operations:
    One-to-four family                                0         - -        - -
    Multi-family and commercial real estate           0         - -        - -
    Commercial                                        0          17         24
    Consumer                                         24         - -        - -
                                                   ----       -----      -----
                                                     24          17         24
Recoveries:
    One-to-four family                              - -         - -        - -
    Multi-family and commercial real estate           4           5         12
    Commercial                                        0         - -        - -
    Consumer                                          2           2          9
                                                     --          --         -
                                                      6           7         21
Charge-offs:
    One-to-four family                               (5)        (14)         0
    Multi-family and commercial real estate           0         - -        (53)
    Commercial                                        0          (8)        (5)
    Consumer                                        (26)         (4)        (6)
                                                    ---         ---        ---
                                                    (31)        (26)       (64)
Net charge-offs                                     (25)        (19)       (43)
                                                    ---         ---        ---

Balance at end of period                         $  433      $  434     $  436
                                                 ======      ======     ======

Percentage of loans to gross loans receivable
    Mortgage loans                               83.82%      85.11%     88.62%
    Consumer loans                                9.70%       7.33%      4.64%

Ratio of allowance for loan losses to gross
    loans receivable at the end of period         0.61%       0.74%      0.85%

Ratio of allowance for loan losses to
    non-performing loans at the end of period(1) 62.48%      82.98%    173.02%

Ratio of net charge-offs to average gross
    loans during period                           0.04%       0.03%      0.08%

Average gross loans outstanding                 $65,615     $54,783    $51,264

Gross loans receivable at the end of period     $71,113     $58,834    $51,450



(1) Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, and troubled debt restructurings.

      The following table show the Company's allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated. Allocations to a particular category do not restrict the Company's ability to use such allowance in any other category.




                                                                       At March 31,

                                   --------------------------------------------------------------------------------------
                                             1996                          1995                        1994
                                   --------------------------------------------------------------------------------------
                                                         Loans In                   Loans In                    Loans In
                                                         Category                   Category                    Category
                                             % of        to Total          % of     to Total           % of     to Total
                                             total         Out-            total      Out-             total      Out-
                                            Loans by     standing         Loans by  standing          Loans by  standing
                                    Amount  Category      Loans   Amount  Category   Loans   Amount   Category   Loans



Breakdown of allowance:
  Mortgage loans:
    One-to-four family               $ 85     0.18%       68.00%   $ 59     0.14%    72.24%   $ 63      0.16%    76.06%
    Multi-family                        1     0.08%        1.78%      1     0.08%     2.10%      4      0.31%     2.53%
    Commercial/nonresidential          22     0.32%        9.58%     24     0.50%     8.09%     57      1.37%     8.10%
    Construction and land              19     0.60%        4.45%      2     0.13%     2.68%      1      0.10%     1.93%
                                       --                 ------     --     -----     -----     --                -----
      Total mortgage loans            127                 83.81%     86              85.11%    125               88.62%

  Consumer loans                       16     0.23%        9.70%      5     0.12%     7.33%     48      2.01%     4.64%

  Commercial loans                    290     6.29%        6.49%    343     7.71%     7.56%    263      7.59%     6.74%
                                                           -----    ---               -----    ---      -----   ------

    Total allowance for loan losses  $433                100.00%   $434             100.00%   $436              100.00%
                                     ====                =======   ====             =======   ====              =======




Investment Activities

   General

      The investment policy of the Company, which is established by the Board of Directors and implemented by the Company's President, is designed to provide a required level of liquidity and minimize potential losses due to interest rate fluctuations without incurring undue credit risk. The Company is authorized by regulation to invest in various types of liquid assets, including United States Treasury obligations, securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-Chicago, certain certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. The Company also invests in mortgage-backed and related securities, securities that are either of investment grade or issued or guaranteed by FHLMC, the FNMA or the Government National Mortgage Association ("GNMA"), and investment grade corporate debt.

      The Company categorizes the securities it purchases into a "Held-to Maturity" or an "Available-For-Sale" portfolio as follows:

  1. Securities Held-to Maturity. The Company the ability and intent to hold these assets to maturity. Upon acquisition, securities are classified as to the Company's intent and a sale would only be effected due to deteriorating investment quality. The investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Company sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets held for sale.

  2. Securities Available-for-Sale. The Company does not intend to hold the assets to maturity and thus are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of the stockholders equity. This portion of the securities portfolio is designed to meet anticipated loan demand and deposit runoff or to take advantage of market opportunities.

      Effective April 1, 1993, the Company adopted SFAS No. 115 that requires that the Company classify investments in marketable equity securities with readily determinable fair value and all investments in debt securities as held-to-maturity, trading or available-for-sale. The Company classified the securities as of the date of adoption of SFAS 115 and subsequently at the time of purchase and reviews the appropriateness of the classification at each reporting date as follows:

  1. Securities Held-to-Maturity. The Company has both the intent and ability to hold these debt securities to maturity. Securities in this category are carried at amortized cost.

  2. Securities Classified as Trading. The Company acquires these securities with the intent to resell them in the near term and are held only for a short period of time. Securities in this category are carried at fair value, with unrealized holding gains and losses included in earnings.

  3. Securities Available for Sale. This category includes all securities not classified as held-to-maturity or trading. Securities in this category are carried at fair value, with unrealized holding gains and losses reported, net of deferred income taxes, in a separate component of equity. These securities may be sold, for example, in response to changes in market interest rates, liquidity needs, availability of higher yielding instruments and changes in funding sources.

      The investment activities of the Company consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-throughs, and federally sponsored agency and mortgage related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value various interest rate and prepayment conditions.

   Mortgage-Backed Securities

      Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries (generally federal government-sponsored enterprises) that pool and repackage the participation interest in the form of securities to investors such as the Company. Such federal government-sponsored enterprises, which guarantee the payment of principal and interest to investors, include FHLMC, FNMA and GNMA. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

      FHLMC, FNMA and GNMA were established to provide support for low and middle-income housing. There are limits to the maximum size of loans that qualify for these programs. Currently, GNMA limits its maximum loan size to $203,000 for VA loans and on average $167,862 for FHA loans. FNMA and FHLMC currently limit their loans to $207,000.

      Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgage loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgage loans can be composed of either fixed rate mortgage or ARM loans. Mortgage-backed securities commonly are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgage loans, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgage loans.

      The actual maturity of a mortgage-backed security varies, depending on when the mortgages prepay or repay the underlying mortgage loans. Prepayments of the underlying mortgage loans may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumption used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayment of the underlying mortgage loans depends on many factors, including type of mortgage loans, the coupon rate, the age of the mortgage loans, the geographical location of the real estate collateralizing the mortgage loans and general levels of market interest rates. The difference between the interest rates on the underlying mortgage loans and the prevailing mortgage interest rates is an important determinant in the rate of prepayments.. During periods of falling mortgage interest rates, prepayments generally increase. If the coupon rate of the underlying mortgage loans significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans. Prepayment experience is more difficult to estimate for adjustable rate mortgage-backed securities.

   Mortgage related Securities

      CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security that the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage related securities class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off when interest rates fall. Company management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited prepayment risk associated with such investments. The Company has not purchased and does not intend to purchase higher risk CMO residuals or stripped mortgage securities for its investment securities portfolio.

   Investment Securities

      The Company invests in various types of liquid assets that are permissible investments for Wisconsin-chartered savings banks, including United States Treasury obligations and securities of various federal agencies. The Company also invests its assets in commercial paper and mutual funds, the assets of which conform to the investments that a Wisconsin-chartered savings bank is otherwise authorized to make directly The Company's current investment policy permits purchases only of investments rated investment grade by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality.

   Composition of Securities Held-to-Maturity

      Mortgage-Backed and Related Securities. At March 31, 1996, the Company held $5.4 million in its securities portfolio, consisting of mortgage-backed certificates issued by various federal agencies. The estimated market value of those securities at that date was $5.4 million. Of this amount, $4.7 million were fixed rate securities and $0.7 million were adjustable-rate securities. At March 31, 1996, the mortgage-backed and related securities portfolio represented 6.3% of the Company's total assets.

Composition of Securities Classified as Trading

      At March 31, 1996 and 1995, the Company did not have any investment securities or mortgage-related securities classified as trading.

   Composition of Securities Available for Sale

      At March 31, 1996, the Company had $2.9 million in its securities available for sale portfolio, consisting of $1.9 million of 5.30% FNMA debentures due December 1998, $0.5 million of 4.74% FHLB securities due October 1998, $0.3 million of 6.55% FHLMC securities due April 1999, and $114,000 in a cash management account.

      The table below sets forth certain information regarding the carrying value, composition and market value of the Company's securities available for sale and mortgage-backed and related securities held-to-maturity at March 31, 1996, 1995, 1994.

                                   At March 31, 1996           At March 31, 1995           At March 31, 1994
                                   -----------------           -----------------           -----------------
                             Carrying   % of     Market  Carrying    % of    Market  Carrying   % of      Market
                               Value    Total    Value     Value     Total   Value     Value    Total     Value
                                                                   (Dollars in thousands)

Securities available-for-sale:
  U.S. govt securities and
   other agency obligations
     FNMA                      $1,956   68.42%   $1,956   $1,872     70.48%  $1,872   $1,912    80.27%   $1,912
     FHLB                         485   16.96%      485      461     17.36%     461      470    19.73%      470
     FHLMC                        304   10.63%      304      293     11.03%     293     - -       - -      - -
  Money Market Mutual Fund        114    3.99%      114       30      1.13%      30     - -       - -      - -         - -
    Total securities
     available-for-sale        $2,859  100.00%   $2,859   $2,656    100.00%  $2,656   $2,382   100.00%   $2,382
                               ======  =======   ======   ======    =======  ======   ======   ======    ======    =======


Mortgage-backed and other
related securities
 held-to-maturity
     FNMA                      $2,220   41.32%   $2,206   $  837     41.83%  $  827   $1,010    64.91%   $1,010
     FHLMC                        494    9.19%      487     - -        - -
     GNMA                       2,659   49.49%    2,693    1,005     50.22%   1,005     - -       - -      - -
     CMOs
       FNMA                                                  159      7.95%     159      546    35.09%      546
                                                             ---      -----   ----       ---    ------      ---

 Total Mortgage-backed and
 related securities
   held-to-maturity            $5,373  100.00%   $5,386   $2,001    100.00%  $1,991   $1,556   100.00%   $1,556
                               ======  =======   ======   ======    =======  ======   =======  =======   ======

      At March 31, 1996, the aggregate book value and the aggregate market value of securities issued by FNMA totaled $4.2 million and $4.2 million, respectively. At March 31, 1996, the aggregate book value and the aggregate market value of securities issued by GNMA totaled $2.7 million and $2.7 million, respectively. Both FNMA and GNMA securities exceed 10% of stockholder equity ant March 31, 1996.

      The composition and contractual maturities of the securities portfolio, excluding FHLB-Chicago stock is indicated in the following table:


                                               At March 31, 1996
                                   ----------------------------------------
                                                                      Total
                                                                    Securities
                                   Less than   1 to 10   Over 10    available-
                                    1 Year     Years      Years      for-sale
                                    ------     -----      -----      --------
                                             (Dollars in thousands)
Securities available-for-sale:
  U.S. government securities and
    other agency obliations             - -    $2,745       - -       $2,745
Money market mutual fund                114       - -       - -          114
                                        ---    ------       ---       ------
                                                            - -
  Total securities available-for-sale  $114    $2,745       - -       $2,859
                                       =====   =======                ======

Weighted average yield                4.80%     5.33%       - -        5.31%
                                      =====     =====                  =====



      The following table shows the maturity or period to repricing of the Company's mortgage-backed and related securities portfolio held-to-maturity at March 31, 1996:

                                                    At March 31, 1996
                                          -------------------------------------
                                          Adjustable       Fixed         Total
                                             Rate          Rate        Mortgage-
                                           Mortgage      Mortgage     backed and
                                            Backed        Backed        Related
                                          Securities    Securities    Securities

Amounts due or repricing:
    Within one year                         $744           - -           744
    After one year:
      One to three years                     - -           - -           - -
      Five to ten years                      - -           - -           - -
      Ten to twenty years                    - -           - -             0
      Over twenty years                      - -        $4,662          4662
                                            ----        ------          ----
    Total due or repricing after one year    - -         4,662          4662

      Total due or repricing                 744         4,662          5406

Less:
    Unearned discounts
      and premiums, net                      - -           (33)          (33)
                                            ----           ---           ---
Mortgage-backed and related
  securities, net                           $744        $4,629        $5,373
                                            ====        ======        ======


      At  March  31,  1996,  the  stated  average   maturity  of  the  Company's
mortgage-backed and related securities was 27.3 years.

Sources of Funds

   General

      The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities, and to a lesser extent, FHLB-Chicago advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan payments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings also may be used on a longer-term basis to support expanded lending or investment activities. The Company primarily utilizes advances from the FHLB-Chicago as sources for its borrowings. At March 31, 1996, 1995 and 1994, the Company had advances from the FHLB-Chicago of $12.6 million or 14.6% of total assets, $3.6 million or 5.2% of total assets, and $5.4 million or 9.0% of total assets, respectively. Of the Company's outstanding FHLB-Chicago advances at March 31, 1996, $10.5 million will mature before March 31, 1997. The Company also had borrowings consisting of repurchase agreements of $4.4 million, $2.2 million and $2.1 million at March 31, 1996, 1995 and 1994, respectively.

   Deposits

      The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of core deposits (NOW, money market deposit and passbook accounts) and certificates of deposits. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotion to attract and retain deposit accounts also are used. The Company does not currently solicit or accept brokered deposits. Management monitors the Company's certificates of deposit and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity. Management considers Company profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors in considering its deposit offerings and promotions. The Company believes it has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Company intends to continue its efforts to attract and retain deposits as a primary source of funds for supporting its lending and investing activities.

       The following table presents the deposit activity of the Company for the periods indicated:

                                               Fiscal Year Ended March 31,
                                             1996          1995          1994
                                             ----          ----          ----
                                                      (In thousands)

Net Deposits (Withdrawals)                 $4,486        $1,465        (2,777)
Interest credited on deposits               2,143         1,632         1,519
                                           ------         -----         -----
 Total increase(decrease) in deposits      $6,629        $3,097        (1,258)


      The Company attributes the increase in deposits during the two most recent fiscal years to maintaining competitive rates on deposits and general market conditions that caused the Company to increase rates paid on deposits. The Company attributes the decline in deposits during the fiscal year ended March 31, 1994 to general market conditions that caused the Company to decrease rates paid on deposits.

      At March 31, 1996, the Company had outstanding $2.3 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                 Amount at
                                               March 31, 1996
                                               --------------
                                               (In thousands)

Three months or less                               $  204
Over three through six months                         594
Over six through twelve months                        809
Over twelve months                                    643
                                                   ------
     Total                                         $2,250
                                                   ======

      The following table sets forth the distribution of the Company's core deposits and certificate accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented:

                                                               At March 31,
                          ---------------------------------------------------------------------------------------
                                    1996                          1995                         1994
                          ----------------------------   ----------------------------  --------------------------
                                              Weighted                     Weighted                      Weighted
                                    Percent    Average            Percent   Average             Percent   Average
                                    of total   Nominal            of total  Nominal             of total  Nominal
                           Amount   deposits    Rate      Amount  deposits   Rate       Amount  deposits   Rate
                           ------   --------    ----      ------  --------   ----       ------  --------   ----
                                                         (Dollars in thousands)

Core Deposits:
  Non-interest bearing    $ 2,069      3.61%    - -      $ 2,259     4.46%   - -       $ 1,300     2.74%   - -
  NOW accounts              6,173     10.78%    2.57%      6,242    12.33%   1.96%       7,527    15.84%   1.73%
  Money market              2,314      4.04%    4.77%       - -      - -     - -          - -      - -     - -
  Passbook                  6,829     11.93%    2.51%      6,916    13.66%   2.50%       7,577    15.94%   2.25%
                           ------     ------    -----      -----    ------   -----      ------    ------   -----

 Total                     17,383     30.36%    2.53%     15,417    30.45%   1.92%      16,404    34.51%   1.83%

Certificates accounts
(current term to maturity):
  1 to 6 months            14,332     25.03%    5.68%     13,569    26.80%   4.88%      13,541    28.49%   4.10%
  6 to 12 months           14,499     25.32%    5.96%     11,623    22.96%   6.08%       6,282    13.22%   4.68%
  13 to 36 months           7,524     13.14%    5.97%      8,010    15.82%   5.90%       9,321    19.61%   5.13%
  37 to 60 months           3,226      5.64%    6.35%      1,925     3.80%   6.33%       1,869     3.93%   5.23%
  61 to 96 months             290      0.51%    6.44%         25     0.05%   7.00%          30     0.06%   8.50%
  97 to 112 months           - -        - -     - -           58     0.11%   6.25%          83     0.17%   6.50%
                           ------     ------    -----     ------     -----   -----      ------     -----   -----

   Total certificates      39,871     69.64%    5.85%     35,210    69.55%   5.59%      31,126     5.49%   4.60%

  Total deposits          $57,256    100.00%    4.84%    $50,627   100.00%   4.47%     $47,530   100.00%   3.64%
                          =======    =======    =====    =======   =======   =====     =======   =======   =====

      The following table presents, by various rate categories, the amount of certificates of deposit outstanding at March 31, 1996,

                                                At March 31,
                                            1996             1995
Certificates of Deposit:                        (In thousands)
                                              --------------
    2.99% and less                       $    12           $    42
    3.00% to 3.99%                          - -                253
    4.00% to 4.99%                         1,418             8,379
    5.00% to 5.99%                        18,139            13,082
    6.00% to 6.99%                        19,372            12,042
    7.00% to 7.99%                           900             1,121
    8.00% to 8.99%                            30               166
    9.00% to 9.99%                          - -               - -
    10.00% to 10.99%                        - -                125
                                         -------            -------
      Total                              $39,871           $35,210
                                         =======           =======


   Borrowings and Other Financing Transactions

      Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as part of its assets/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies the FHLB-Chicago. The Company's unused advance line with the FHLB-Chicago was approximately $3.5 million as of March 31, 1996. At March 31, 1996, the Company's FHLB-Chicago advances totaled $12.6 million, representing 16.9% of total liabilities, an increase from the $3.6 million outstanding at March 31, 1995. The Company intends to continue to leverage its capital base by utilizing FHLB borrowings to originate loans and purchase mortgage-backed and related securities in fiscal 1997.

      The Company's borrowings from time to time include repurchase agreements. These agreements generally are entered into with local businesses and institutions that seek to deposit funds in excess of insurable limits. These transactions are treated as borrowings collateralized by the securities sold, which generally are mortgage-backed securities, and are therefore included as other borrowings in the Company's Consolidated Financial Statements.

      While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Company to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings. At March 31, 1996 and March 31, 1995, there were $4.3 million and $2.2 million in reverse repurchase agreements outstanding.

      The following table sets forth certain information regarding the Company's FHLB-Chicago advances and repurchases agreements at or for the periods ended on the dates indicated.
                                  At or For the Fiscal Years Ended March 31,
                                  ------------------------------------------
                                           1996        1995       1994
                                           -----       -----      ----
                                              (Dollars in thousands)

FHLB- Chicago advances:
  Average balance outstanding           $ 7,629     $ 3,838    $ 5,574
  Maximum amount outstanding at any
    month-end during the period          12,556       7,269      6,169
  Balance outstanding at end of period   12,556       3,578      5,419
  Weighted average interest rate during
    the period(1)                         6.00%       5.40%      4.44%
  Weighted average interest rate at end
    of period                             7.36%       6.00%      4.72%

Repuchase agreements:
  Average balance outstanding           $ 3,634     $ 2,126    $ 1,857
  Maximum amount outstanding at any
    month-end during the period           4,442       2,266      2,164
  Balance outstanding at end of period    4,356       2,224      2,138
  Weighted average interest rate during
    the period                            6.60%       5.21%      4.82%
  Weighted average interest rate at end
    of period                             6.16%       6.55%      4.27%

Total advances and repurchase agreements:
  Average balance outstanding           $11,263     $ 5,964      7,431
  Maximum amount outstanding at any
    month-end during the period          16,998       9,535      8,333
  Balance outstanding at end of period   16,912       5,802      7,557
  Weighted average interest rate during
    the period                            5.19%       5.33%      4.32%
  Weighted average interest rate at end
    of period                             5.01%       6.21%      4.59%

- -------------------------------
(1)  Computed on the basis of average monthly balances.

Subsidiary Activities

      The Bank has one wholly owned subsidiary, Amery Service Agency, Inc. ("ASA"), organized as a Wisconsin corporation in 1970. ASA engages in insurance agency activities permissible under state and federal law, including the sale of credit life and disability products, and maintenance of a third party brokerage relationship. The ASA and the Bank have received approval of the Wisconsin Commissioner and the FDIC to engage in the insurance and brokerage activities.

      In January 1983, ASA formed the Pondhurst Condominium Association to develop 64 residential lots for condominium duplexes and four-plexes on land adjacent to a golf course in Amery, Wisconsin (the "Pondhurst Project"). As of March 31, 1996, 49 residential lots had been sold. The Company has utilized the "cost recovery" accounting method in accounting for the Pondhurst Project and as of March 31, 1996, ASA owned 15 lots with a total book value of zero. As of March 31, 1996, ASA had total assets of $57,000. The Bank and ASA have agreed to a request of the Federal Reserve bank of Minneapolis that ASA undertake to divest its holdings in the Pondhurst Project by May 31, 2000.


Personnel

      At March 31, 1996, the Company had 28 full-time employees and eight part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

Federal Taxation

   General

      The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and the Bank and does not purport to be a comprehensive description of all applicable tax rules.

      The Bank and the Company report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company and its subsidiaries currently file and will continue to file a consolidated federal income tax return. For its taxable year end March 31, 1996, the Bank was subject to a blended federal income tax rate of approximately 34%.

   Bad Debt Reserves

      Savings banks, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Such additions are computed using one of two allowable methods. Each year, the Bank uses the method that allows the largest addition, and thus, the greater deduction for tax purposes.

      Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends or distributions to the Company without the Bank including the amount in taxable income, together with an amount deemed necessary to pay the resulting income tax. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal Income tax purposes could create a tax liability for the Bank. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

   Corporate Alternative Minimum Tax

      For taxable years beginning after December 31, 1986, the Internal Revenue Code imposes an alternative minimum tax ("AMT") of 20% on alternative minimum taxable income ("AMT"). The excess of the bad debt reserve deduction using the percentage of taxable income method, over the deduction that would have been allowable under an experience method, is treated as a preference item that increases AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not AMT is paid. Although no assurance can be made, the Bank does not expect to be subject to AMT in the future.

   Distributions

      To the extent that Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method, or (ii) the supplemental reserve for losses on loans ("Excess Distributions"), then an amount equal to such Excess Distributions must be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. In contrast, distributions made from the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, rather than the Bank's bad debt reserves are generally considered dividends for federal income tax purposes and therefore would not be included in the Bank's taxable income. Further, under certain circumstances, such as tax-free reorganizations, non-dividend distributions may not be required to be included in the Bank's taxable income.

      The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if after the Conversion, certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation) and such payments or other distribution is not otherwise excluded from the provisions generally applicable to Excess Distributions, approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes).

      Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for AMTI purposes, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period. Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions that originate and sell loans will be subject to the new rule. Because of the absence of definitive IRS guidance on the scope and extent of this provision's applicability to financial institutions, it is unclear what effect, if any, this provision will have on the Bank.


State Taxation

      The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings banks, at the rate of 7.9%. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated state income tax returns.


Regulation

      The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the Commissioner, as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a one-bank holding company subject to regulatory oversight by the Federal Reserve Board ("FRB"), the Commissioner and the Securities and Exchange Commission ("SEC").

Wisconsin Savings Bank Regulation

      Regulations adopted by the Commissioner govern various aspects of the activities and operation of Wisconsin-chartered savings banks.

   Examinations and Assessments

      As a Wisconsin-chartered stock savings bank, the Bank is subject to regulation and supervision by the Commissioner. The Bank is required to file periodic reports with and is subject to periodic examinations by the Commissioner. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the Commissioner. Based on the assessment rates published by the Commissioner and the Bank's total assets of $67.0 million at December 31, 1994, the Bank paid $3,080 in assessments for the period ending June 30, 1995.

   Loans and Investments

      Under Wisconsin law, the Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Savings banks may also lend funds for commercial or consumer purposes. Loans are subject to certain limitations, including percentage restrictions, based on the Bank's total assets.

      Savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments agencies. Investment in debt securities of local governmental units may not exceed 50% of capital and temporary borrowings of any local governmental unit maturing within one year from the date of issue may not exceed 60% of capital. Investment in short-term commercial paper issued by a financial institution, corporation or other borrower must have a maturity of two to 270 days and be rated in one of the four highest categories by a nationally recognized rating service. Subject to the prior approval of the Commissioner, compliance with capital requirements and certain other restrictions, savings banks may invest in residential housing development projects.

      Savings banks may invest in service corporations or subsidiaries with the prior approval of the Commissioner and subject to the condition that the service corporation or subsidiary engages in only those activities pre-approved by the Commissioner, agrees to be audited annually by a certified public accountant, agrees to bear the expense of all examinations and audits conducted by the Commissioner, and agrees not to enter into a business venture, directly or indirectly, with an officer, director or employee of the savings bank.

      The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991-Restrictions Upon State-Chartered Banks".

   Loans to One Borrower

      Wisconsin-chartered savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, provided certain conditions are satisfied. At March 31, 1996, the Bank did not have any loans that exceeded the loans-to-one borrower limitations.

   Qualified Thrift Requirement

      As a Wisconsin-chartered savings bank, the Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). At March 31, 1996, the Bank maintained 83.9% of its assets in qualified thrift investments and therefore met the qualified thrift requirement.

   Dividend Limitations

      A savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the Commissioner is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be may be declared out of retained earnings. Under the Commissioner's regulations, a savings bank that has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

   Liquidity

      Under the Commissioner's regulations, savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of its average daily balance during the preceding calendar month of its net withdrawable accounts plus its short-term borrowings. At least 50% of the minimum liquid assets shall consist of primary liquid assets, including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations. Other liquid assets that are not primary liquid assets include mortgage backed securities, certain mortgage derivative securities, securities issued by other states and political subdivisions in other states, and other securities authorized by the Commissioner as investments for which a secondary resale market exists, including authorized mutual fund investments. On March 31, 1996, the Bank's liquidity ratio was 8.5%.


Federal Deposit Insurance Corporation Improvement Act of 1991

      The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted in December 1991, addressed the safety and soundness of deposit insurance funds, and supervision and other regulatory actions relating to the banking industry. The goal of FDICIA was to reduce the overall risks within the thrift and banking system and financial markets. FDICIA addressed the following issues: (i) development of a system of risk-based deposit insurance assessments;
(ii) supervisory and accounting reforms; (iii) prompt corrective regulatory action; (iv) brokered deposits and interest rate limitations thereon; (v) establishment of uniform lending standards; and (vi) general standards for safety and soundness of insured financial institutions.

   Risk-Based Insurance Assessments

      FDICIA required the FDIC to develop a system of risk-based insurance assessments. Under a system implemented in 1994, higher insurance assessment rates are charged to those banks and thrifts deemed to pose greater risk to the deposit insurance funds. Under this system, the FDIC places each insured depository in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Each institution's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. The average annual insurance assessment rate for SAIF-insured institutions is $0.237 per one hundred dollars of domestic deposits. There is an eight basis point spread between the highest and lowest assessment rates for SAIF-insured institutions, so that institutions classified as strongest by the FDIC are subject to an annual rate of $0.23 per one hundred dollars of deposits, and institutions classified as weakest by the FDIC are subject to an annual rate of $0.31 per one hundred dollars of deposits (with intermediate annual rates of $0.26, $0.29, and $0.30 per $100 of deposits).

      The Bank has been classified in a risk category that will result in annual assessments of $0.23 per one hundred dollars of deposits. The Bank's expense related to federal deposit insurance premiums to the SAIF was $126,000 for the fiscal year ended March 31, 1996. Placement of the Bank in any risk category other than the category having the lowest assessment rate will result in increased SAIF insurance assessments, with a corresponding decrease in net earnings and capital. The Bank does not presently expect that any reasonable foreseeable insurance assessments would significantly impair the Bank's overall financial condition or results of operations. (See Insurance of Deposits)


   Improved Examinations and Audits

      FDICIA revised examination and audit procedures to require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $500 million; management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures; implementation of accounting objectives, standards and requirements through regulations; and restrictions on the receipt of "brokered deposits" and the rates of interest which may be paid on any deposits by institutions which are not "well capitalized" (even if they meet minimum regulatory capital requirements).

   Prompt Corrective Regulatory Action

      FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization.

      The regulations provide that an insured institution that has total capital to risk-based assets of less than 8.0%, core capital to risk-based assets of less than 4.0%, or a leverage ratio that is less than 4.0%, would be considered "undercapitalized". An insured institution that has total capital to risk-based assets of less than 6.0%, core capital to risk-based assets of less than 3.0%, or a leverage ratio that is less than 3.0%, would be considered "significantly undercapitalized" and an insured institution that has tangible capital to assets ratio equal to or less than 2.0% would be deemed "critically undercapitalized".

      Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distribution or paying a management fee to a controlling person. Undercapitalized and significantly undercapitalized institutions face more severe restrictions. The Bank currently exceeds all applicable regulatory capital requirements and therefore is not subject to prompt corrective action.

   Brokered Deposits; Interest Rate Limitations

      FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "under-capitalized") may only accept such deposits with the consent of the FDIC. The definition of "well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA. The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At March 31, 1996, the Bank had no brokered deposits.

Uniform Lending Standards

      Savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Those policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by federal bank regulators. The Bank has adopted and maintains such policies.

   Standards for Safety and Soundness

      FDICIA required federal bank regulators to prescribe operational and managerial standards for all insured depository institutions and depository institution holding companies relating to internal controls, information systems and audit systems; loan documentation; credit underwriting interest rate risk exposure; asset growth; and compensation fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, federal bank regulators were required to prescribe standards relating to asset quality, earnings and stock valuation that the regulators determined to be appropriate.

      On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "RCDRIA") was enacted. The RCDRIA amended Section 39 of the Federal Deposit Insurance Act of 1950 ("FDI Act"): (1) To authorize the federal bank regulators to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (2) to give the regulators greater flexibility in prescribing asset quality and earnings standards; and (3) to eliminate the requirement that standards prescribed under
Section 39 apply to depository institution holding companies.

      On July 10, 1995, federal bank regulators adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") and also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans. Federal bank regulators are authorized, but not required, to soundness standards set out in the Guidelines. An institution must file a compliance plan within 30- days of a request to do so from the institution's primary federal regulator. Regulators expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution.

      With respect to internal controls, information systems and internal audit systems of institutions, the Guidelines prescribe the functions that adequate internal controls and information systems must be able to perform, rather than providing the types of controls or systems that must be present in every case. Each institution is required to have an internal audit system that provides for adequate testing and review of internal controls and information systems.

      The  Guidelines  do not  specify in detail  what loan  documentation  must contain. Documentation practices would be evaluated based upon each institution's ability to: make informed decisions and assess risk on an ongoing basis; identify the purpose of the loan and assess the ability of the borrower to repay the indebtedness in a timely manner; insure that any claim against a borrower is legally enforceable; demonstrate appropriate administration and monitoring of the loan; and take account of the size and complexity of the loan. The Guidelines would establish general parameters of safe and sound credit underwriting practices, and require each institution to establish and maintain prudent credit underwriting practices commensurate with the size of the institution and the nature and scope of its lending activities

      With respect to interest rate risk management, the Guidelines require institutions to manage interest rate risk in a manner appropriate to the size of the institution and the complexity of its assets and liabilities. Larger institutions that are exposed to significant interest rate risk would be expected to significant interest rate risk would be expected to maintain a more formal system for the measurement and management of such risk. Further, an institution is required to base its asset growth on a plan that reflects consideration of: (i) the source, volatility and use of the funds that support asset growth; (ii) any increase in credit risk or interest rate as a result of growth; and (iii) the effect of growth on institution's capital.

      The Guidelines also require an institution to base its asset growth on a plan that fully considers the source of an institution's growth, the risks presented by such growth and the effect of growth on the institution's capital. Regulators will evaluate asset growth against an institution's overall strategic plan for growth.

      In addition, the Guidelines require that each institution maintain safeguards to prevent the payment of compensation, fees, or benefits that are excessive or could lead to material financial loss. Compensation that is unreasonable or disproportionate to the services actually performed by the individual being compensated would be considered excessive. In making such a determination, the federal regulators would consider all relevant factors, including the compensation history of the individual and other individuals with comparable expertise at the institution, the financial condition of the institution, comparable compensation packages at comparable institutions, and any connection between an individual and any wrongdoing at the institution.

      The final rule does not set forth any standards related to asset quality and earnings in the final Guidelines. Federal regulators intend to add revised asset quality and earnings standards to the Guidelines after receiving comments and finalizing such standards. The federal regulators also concluded that establishing stock valuation standards for publicly traded institutions is not appropriate. Regulators intend to continue monitoring of publicly-traded institutions through the review of stock price market price to book value rations, bond ratings and other indicators of the market's assessment of an institution's performance.

      The Bank believes that its operational and managerial standards substantially comply with the standards set forth in the Guidelines and that compliance with the Guidelines will therefore not impose a significant burden on Bank operations.

   Restrictions Upon State-Chartered Banks

      The FDICIA added a new Section 24 to the Federal Deposit Insurance Act of 1050 ("FDI Act") which generally limits the activities and equity investments of FDIC-insured state-chartered banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

      FDIC regulations governing the equity investments of such banks generally prohibit certain equity investments by such banks and require the divestiture of such investments by December 19, 1996. Banks holding impermissible equity investments that do not receive FDIC approval must submit to the FDIC a plan for divesting such investments as quickly and as prudently as possible. The Bank has FDIC approval to hold its impermissible equity investment until May 31, 2000.

      Under FDIC regulations, insured savings banks must obtain the FDIC's prior approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. Under the activity regulations,
FDIC-supervised state banks will not be permitted to directly engage in commercial ventures or any insurance underwriting activity other than to the extent such activities are permissible in commercial ventures or any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain limited insurance underwriting activities. In addition, the activity regulations provide that state banks which meet all regulatory capital requirements may engage in certain activities that are not permissible for national banks which are deemed not to present a significant risk to the insurance fund, including guaranteeing certain obligations of other, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity it determines would present a significant risk to the FDIC insurance funds. the activities of the Bank are of a type permissible under the FDICIA and FDIC regulations.

      As a SAIF-insured, state-chartered savings bank which was formerly a state-chartered savings association, the Bank continues to be subject to certain restrictions which are imposed by federal law on state-chartered savings associations, including a prohibition against engaging in activities (other than as agent for its customers) that are not permissible for a federally chartered savings association or engaging in activities authorized for federally chartered associations, but to a greater extent than authorized for federally chartered associations, unless the association met its fully phased-in capital requirements and the FDIC determined that the activity will not pose a significant risk to the deposit insurance fund. Effective December 8, 1993, the FDIC amended its regulations to delete certain provisions requiring SAIF-insured state banks to continue to comply with certain restrictions applicable to state-chartered savings associations. The effect of such amendment is to treat SAIF-insured state banks and Bank Insurance Fund ("BIF") member state banks the same rather than subject such institutions to additional restrictions based on insurance fund membership.

   Effect of FDICIA on Operations and Financial Condition of the Bank

      While management of the Bank cannot predict the final impact of FDICIA upon the financial condition and operations of the Bank, management believes that FDICIA may subject the Bank to significantly increased operational costs through higher deposit insurance premiums and compliance costs and, if the capital ratios of the Bank should decline significantly, the Bank may become subject to more severe regulatory action than was possible under prior law and regulations.


Capital Maintenance

   FDIC Regulation

      FDIC-insured institutions are required to follow certain capital adequacy guidelines that prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, the Bank is required to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 3% of total assets;
(ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and
(iii) "total capital" in an amount not less than 8% of risk-weighted assets.

      FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage limit requirement"). Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director that details the steps it will take to reach capital compliance. At March 31, 1996, the Bank's ratio of Tier 1 capital to total assets was 11.16% or 8.16% in excess of the minimum leverage limit requirement.

      FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines that are designed to provide a measure of capital more sensitive to the risk profiles of individuals banks. In evaluating capital adequacy, the FDIC also will assess the exposure to declines in the economic value of the Bank's capital due to changes in interest rates. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary capital (Tier 2). Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, unrealized losses on securities, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories that are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The weighted sum of the four risk-weighted categories equals risk-weighted assets. At March 31, 1996, the Bank's Tier 1 capital to risk-weighted assets was 17.15%, or 13.15% in excess of the FDIC requirement and the Bank's total capital to risk-weighted assets was 17.92%, or 9.92% in excess of the FDIC requirement.

   Wisconsin Regulation

      Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the Commissioner determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the Commissioner may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At March 31, 1996, the Bank's total capital, as calculated under Wisconsin law, was $10.1 million or 11.65% of total assets, which was 5.65% in excess of the required amount.


Insurance of Deposits

      Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels are set for each fund to facilitate the fund achieving its designated reserve ratio. As the funds reach their designated ratios, the FDIC has authority to lower fund premium assessments to rates sufficient to maintain the designated reserve ratio. In May 1995, the BIF achieved its designated ratio and the FDIC lowered BIF premium rates for most BIF-insured institutions. In
November 1995, the FDIC reduced assessment rates by four cents per $100 of deposits for all institutions, producing a premium rate schedule ranging from 0% (i.e. whereby such institutions will be subject only to a $2,000 minimum annual premium) to 0.27% of deposits depending on the institution's risk-based premium category. Based on these assessment rate modifications, the majority of BIF members now pay only a $2,000 minimum annual premium and, therefore, BIF-insured institutions pay, on average, 0.43 cents per $100 of deposits. The SAIF has not achieved its designated reserve ration and is not anticipated to do so prior to the year 2001. Therefore, SAIF premium rates for SAIF-insured members continue to be set at an average of 23.7 cents per $100 of deposits. As a result of the new assessment rate provisions, SAIF member institutions have been placed at a competitive disadvantage based on higher deposit insurance premium obligations.

      Congress is currently evaluating various proposals and bills concerning the premium differential between the FDIC's BIF and SAIF funds and related matters. The current proposal calls for a one-time assessment of approximately 85 to 90 basis points per $100 of SAIF deposits as of March 31, 1995. Both funds would then, going forward, have the same lower deposit premiums. If the special assessment were imposed at 85 basis points per $100 of insurable deposits, the amount of the assessment to the Bank would be approximately $430,000. The special assessment will have the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which is estimated to be $252,000 or $0.26 per share. FDIC premium expense would then be reduced in future periods. Proposals under consideration also address related issues, including (i) providing that certain bond obligations be borne by all insured depository institutions (rather than solely by the SAIF); (ii) the merger of the SAIF and BIF by January 1, 1998 (provided no FDIC-insured depository institution is a savings association on that date); and (iii) repealing the bad debt reserve accounting method currently available to thrift savings associations such as the Bank, with certain provisions for deferred recapture. The Bank is unable to predict when or whether any of the foregoing legislation will be enacted, the amount or applicable retroactive date of any one-time assessment, or the rates that might subsequently apply to assessable SAIF deposits; however, management anticipates that the Bank, after consideration of the one-time assessment, would continue to exceed all regulatory minimum capital levels. Further, management does not anticipate that any of the legislative proposals, if enacted, would have a material impact on the Company's financial condition in future periods.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Commissioner. Management of the Bank does not know of any practice, condition or violation that might lead to the termination of deposit insurance.

      On October 5, 1994, the FDIC issued an "Advanced Notice of Proposed Rulemaking" pursuant to which the FDIC is soliciting comments on whether the deposit-insurance assessment base currently provided for in the FDIC's assessment regulations should be redefined. As a result of the recent transition to a risk-based deposit insurance system, effective January 1, 1994, the assessment base, which had been determined by statute pursuant to the FDI Act, is now determined by the FDIC by regulation. At present, however, the FDIC's assessment base regulations continue to be based on the statutory provisions under the FDI Act. Under current law, insurance premiums paid to the FDIC are calculated by multiplying the institution's assessment base (which equals total domestic deposits, as adjusted for certain elements) by its assessment rate.

      Based on the change to the new deposit insurance system, developments in the financial services industry, changes in the activities of depository institutions and other factors, the FDIC seeks comments on whether the assessment base should be redefined. The FDIC has stated that review of the definition of "assessment base" does not signal any intent to enhance the total dollar amount of assessments collected, but that such redefinition may impact the assessments paid on an institution-by-institution basis. Until final regulations are adopted affecting the definition of an institution's assessment base, the Bank cannot predict what impact such regulation may have on Bank operations.

Restrictions on Loans to and Transactions with Insiders and Affiliates

      In accordance with Section 22(h) of the Federal Reserve Act of 1913, as amended ("Federal Reserve Act"), FRB regulations limit the total amount a savings bank may lend to its executive officers, directors, principal shareholders and their related interests ("affiliated persons"). Generally, an affiliated person may borrow an aggregate amount not exceeding 15% of a savings bank's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to affiliated persons as a class to an amount not exceeding the institution's unimpaired capital and surplus.

      FRB regulations also provide for certain exceptions from the definition of :extension of credit" that pose a minimal risk to institutions, including extensions of credit secured by obligations fully guaranteed by the federal government, unconditional takeout commitments or guarantees of any U.S. agency, department or wholly owned corporation, or a segregated deposit account at the institution.

      In addition, the Commissioner's regulations establish restrictions on loans and other transactions with the Bank's affiliated persons, to ensure that such loans and transactions are on terms that would be available to members of the general public of similar credit status.

      FDIC-insured state-chartered savings banks must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relating to transactions with affiliates in the same manner and to the same extent as if the savings banks were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The Commissioner, for safety and soundness reasons, may impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B.

      Unless prior approval of the Commissioner is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest.

      The  Bank  has  not  been   significantly   affected  by  the   applicable
restrictions on loans to and transactions with affiliates.

Community Reinvestment Act

      Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance. The Bank had a CRA examination on November 29, 1994 and received a "Satisfactory" CRA rating.

      On May 4, 1995, the federal banking regulators adopted a final rule ("Final CRA Rule") governing compliance with CRA. The Final CRA Rule eliminates the previous CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final CRA Rule will be phased in over a period of time and become fully effective by July 1, 1997. Under the Final CRA Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three assessment tests relating to lending, investment and service.

      The lending test analyzes lending performance using five criteria: (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number of amount of loans in low-, moderate-, and upper-income areas in the assessment area. (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas.

      The investment test analyzes  investment  performance using four criteria:
(i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors.

      The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, and upper-income areas,
(ii) its record of opening and closing branches, particularly in low- and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services, (iv) the rate of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

      Financial institutions with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ration adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related businesses and farms of different sizes, the geographic distribution of its loans and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outline in the strategic plan. Based upon a review of the Final CRA Rule, management of the Company does not anticipate that the new CRA regulations will adversely affect the Bank.

Federal Reserve System

      Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. A depository institution must maintain average daily reserves equal to 3% of the first $52 million of net transaction accounts and 10% of net transaction accounts in excess of $52 million. There has been a 0% reserve requirement on non-personal deposits since December 27, 1990. In addition, the first $4.3 million of otherwise reservable liabilities are exempt from the reserve requirement. these percentages and tranches are subject to adjustment by the FRB. The Bank satisfies its reserve requirements on an on-going basis by maintaining average balances of vault cash and non-interest bearing reserve deposits with the FHLB-Chicago (which are passed through to the FRB) which in total are greater than or equal to its required daily average balance.

      Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window", but FRB policy generally requires thrift institutions to exhaust all sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of March 31, 1996.

Federal Home Loan Bank System

      The Federal Home Loan Bank System, consisting of twelve FHLB's, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLB's; ensure that the FHLB's carry out their housing finance mission; ensure that the FHLB's remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLB's operate in a safe and sound manner.

      The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of
(i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, (ii) 0.3% of total assets, or (iii) 1/20 of its advances (borrowings) from the FHLB-Chicago. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $803,000 at March 31, 1996.

      Among other benefits, the FHLB's provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At March 31, 1996, the Bank had $12.6 million in advances from the FHLB-Chicago.

Holding Company Regulation

   Federal Regulation

      The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. The Company's total and Tier 1 capital significantly exceed such capital adequacy requirements.

      The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares or substantially all the assets of a bank located outside the State of Wisconsin unless such an acquisition is specifically authorized by the laws of the state in which such bank is located

      The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities of the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemption's during the preceding twelve months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB.

      A bank holding company generally is prohibited from engaging in, or acquiring direct or indirect control of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities the FRB has determined by regulation to be so closely related to banking are: (i)making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring and/or operating a savings and loan association.

      Under FIRREA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever acquired as a separate subsidiary a depository institution in addition to the Bank.

      Pursuant to FRB policy, dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with its capital needs, asset quality and overall financial condition. The FRB policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. These policies could affect the ability of the Company to pay cash dividends.

      Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See "Restrictions of Loans to and Transactions with Insiders and Affiliates". Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

      The Company and its subsidiary, the Bank are affected by the monetary and fiscal policies of various agencies of the United States government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company.

   State Savings Bank Holding Company Regulation

      In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the Commissioner. The Commissioner has not yet issued proposed regulations governing savings bank holding companies.

Acquisition of the Holding Company

      Under the federal Change in Bank Control Act of 1978, as amended ("CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval generally is defined to mean the ownership to control in any manner the election of a majority of the Company's directors. in addition, the BHCA prohibits the acquisition of the Company by a bank holding company located outside the State of Wisconsin, unless such acquisition is specifically authorized by Wisconsin law.

Federal Securities Laws

      The Company filed with the SEC a registration statement under Securities Act of 1933, as amended (the "Securities Act"), for the registration of the Common Stock issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the SEC under Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

      The registration under the Securities Act of the shares of the Common Stock does not cover the resale of such shares. Shares of Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of Common Stock of the Company, or (ii) the average weekly volume of trading in such shares during the preceding four calendar

ITEM 2.     DESCRIPTION OF PROPERTY.

Properties

      The Company conducts its business through three full-service office locations that are located in Polk, St. Croix and Burnett Counties, Wisconsin. The Company owns all of the properties on which its offices are located. Management believes the Company's current facilities are adequate to meet its present and immediately foreseeable needs. A list of the Company's offices is as follows:

                                                         Net Book Value
                                                        of Properties and
                                     Year                Improvements at
Office Location                     Opened                March 31, 1996
- ---------------                     ------                --------------
Amery/Home Office                    1936                   $1,336,000
234 S Keller Avenue
PO Box 46
Amery, WI  54001

New Richmond Office                  1972                      728,000
532 Knowles Avenue S.
New Richmond, WI  54017

                                     1975                      135,000
Siren Office
24082 Highway 35 N
Siren, WI  54872
                                                            ----------
                                        Net Book Value      $2,199,000
                                                            ==========

ITEM 3.     LEGAL PROCEEDINGS
- -------     -----------------
      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------     ----------------------------------------------------
      No matters were submitted to a vote of shareholders of the Company during the three months ended March 31, 1996.


                              PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
- -------     ---------------------------------------------------------
      Information required by this item is included under the heading "Notes to Financial Statements of Northwest Equity Corp." and "Shareholder Information" in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1996, which has been filed separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

      The Board of Directors of the Registrant declared a dividend of $0.09 per share to shareholders of record on April 26, 1996. Future payments of dividends will be subject to determination and declaration by the Registrant's Board of Directors, which will take into account the Registrant's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will be paid on the shares of Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- -------     ---------------------------------------------------------
      Information required by this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations of Northwest Equity Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1996, which has been filed with the Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which section is hereby incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS.
- -------     ---------------------
      Information required by this item is included under headings "Consolidated Financial Statements of Northwest Equity Corp." and "Notes to Consolidated
Financial Statements of Northwest Equity Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1996, which has been filed with Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE.
            ---------------------
      None.

                              PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS:
- -------     ---------------------------------------------------
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
            --------------------------------------------------

      Information required by this item with respect to directors is included under the heading "Matter 1. Election of Directors" in the Registrant's definitive Proxy Statement dated June 26, 1996, relating to the 1996 Annual Meeting of the Shareholders scheduled for August 13, 1996, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

      The following information as to the business experience during the past five years is supplied with respect to executive officers of the Registrant who do not serve on the Registrant's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected, nor are there any family relationships among them.

      James L. Moore has been Senior Vice President of the Bank since 1990. Mr. Moore joined the Bank in 1975 as an assistant branch manager and was promoted to Vice President in 1988.

      Information required by this item with respect to Item 405, Compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is included under the heading "Section 16 Compliance" in the Registrant's definitive Proxy Statement dated June 26, 1996, relating to the 1996 Annual Meeting of Shareholders scheduled for August 13, 1996, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.


ITEM 10.    EXECUTIVE COMPENSATION.
- --------    -----------------------
      Information   required  by  this  item  is  included   under  the  heading
"Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement dated June 26, 1996, relating to the 1996 Annual
Meeting of Shareholders scheduled for August 13, 1996, which was been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- --------    ---------------------------------------------------------------
      Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Registrant's definitive Proxy Statement dated June 26, 1996, relating to the 1996 Annual Meeting of Shareholders Scheduled for August 13, 1996, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------    -----------------------------------------------
      Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Registrant's definitive Proxy Statement dated June 26, 1996, relating to the 1996 Annual
Meeting of Shareholders scheduled for August 13, 1996, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

                              PART IV
                              -------
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.
- --------          ---------------------------------
 (a)   Exhibits Required by Item 601:                                Page Number

  2.1  Plan of Conversion of Northwest Savings Bank (as amended)(1)
  3.1  Articles of Incorporation of Registrant (1)
  3.2  By-Laws of Registrant(1)
  3.3  Stock Articles of Incorporation of Northwest Savings Bank (1)
  3.4  By-Laws of Northwest Savings Bank
  4.1  Specimen Stock Certificate of Registrant (1)
  4.2  Specimen Stock Certificate of Northwest Savings Bank (1)
 10.1  Northwest Savings Bank Money Purchase Pension Plan (1)
 10.2  Northwest Savings Bank Employee Stock Ownership Plan (1)
 10.3  Credit Agreement by and between Northwest Savings Bank
        Employee Stock Ownership Trust and Registrant (1)
 10.4  Northwest Savings Bank Incentive Plan (as amended) (1)
 10.5  1994 Northwest Equity Corp. Stock Option Plan (1)
 10.6  Northwest Equity Corp. Incentive Plan (2)
 10.7  Northwest Equity Corp. 1995 Stock Option Plan(2)
 10.8  Employment Agreement - Mr. Brian L. Beadle (1)
 10.9  Employment Agreement - Mr. James L. Moore (1)
 11.1  Statement Regarding Computation of Per Share Earnings              50
 13.1  1996 Annual Report to Shareholders                                 51
 21.1  Subsidiaries of Registrant                                         52
 23.1  Consent of Keller & Yoder                                          53
 99.1  Proxy Statement for 1996 Annual Meeting of Shareholders            54

- ----------------------------

   (1) Incorporated by reference to exhibits filed with Registrant's Form SB-2 Registrant Statement declared effective on August 5, 1994 (Registration Number 33-73264).

   (2) Incoporated by reference to exhibits filed with Registrant's Form S-8 Registration Statement declared effective on January 23, 1996 (Registration Number 333-878).

 (b) Reports on Form 8-K
     -------------------
     No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1996.

                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NORTHWEST EQUITY CORP.

Dated:  June 11,1996             By_/s/__Brian L.Beadle_________________________
                                 Brian L. Beadle, President (Principal Executive
                                 Officer and Principal Financial and Accounting
                                 Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                                     Date
- ---------                -----                                     ----

 /s/ Brian L. Beadle     President (Principal Executive Officer    June 11,1996
- --------------------     and Principal Financial Accounting
Brian L. Beadle          Officer) and Director


 /s/ Gerald J. Ahin
- -------------------      Director                                  June 11,1996
Gerald J. Ahlin


 /s/ Vern E. Albrecht
- ---------------------    Director                                  June 11,1996
Vern E. Albrecht


 /s/ Michael D. Jensen   Director                                  June 11,1996
- ----------------------
Michael D. Jensen


 /s/ Donald M. Michels   Director                                  June 11,1996
- ----------------------
Donald M. Michels


 /s/ Norman M. Osero     Director                                  June 11,1996
- --------------------
Norman M. Osero


 /s/ James A. Counter    Director                                  June 11,1996
- ---------------------
James A. Counter

                                INDEX TO EXHIBITS

                                                            Sequentially
                                                            Numbered Page
Exhibit                                                     Where Attached
Number                                                      Exhibits are located
- ------                                                      --------------------
11.l  Statement Regarding Computation of Per Share Earnings        50

13.1  1996 Annual Report to Shareholders                           51

21.1  Subsidiaries of the Registrant                               52

23.1  Consent of Keller & Yoder                                    53

99.1  Proxy Statement for 1996 Annual Meeting of Shareholders      54

EXHIBIT 11.1  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

     The Company completed its initial stock offering on October 7, 1994 and, accordingly, earnings per share is computed on net income and common stock outstanding from the date of the conversion including the six day period ended October 6, 1994, which is immaterial. Earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock outstanding. The computation of net income per common share is as follows:


                                   For the twelve months   From October 7,1994
                                   ended March 31, 1996     to March 31, 1995
                                   --------------------   ----------------------
                                    Primary Fully Diluted Primary  Fully Diluted

Net income                           842,000    842,000     445,000     445,000

Common shares issued               1,032,517  1,032,517   1,032,517   1,032,517

Net treasury shares                   14,151     14,151           0           0

Unallocated ESOP shares               87,503     87,503           0           0

Ungranted shares in incentive plan         0          0           0           0

Weighted average common shares
 outstanding                         930,863    930,863   1,032,517   1,032,517

Common stock equivalents based on
 the treasury stock method                 0          0           0           0

Total weighted average common
 shares and equivalents outstanding  930,863    930,863   1,032,517   1,032,517


Earnings per share                     $0.90      $0.90       $0.43       $0.43

EXHIBIT 13.1

1996 ANNUAL REPORT TO SHAREHOLDERS


                                TABLE OF CONTENTS

                                                                            Page

Company Profile................................................................1
Financial Highlights of Northwest Equity Corp..................................2
Letter to Shareholders.........................................................3
Financial Table of Contents....................................................4
Selected Consolidated Financial and Other Data of Northwest Equity Corp........5
Management's Discussion and Analysis of Financial Condition
  and Results of Operations of Northwest Equity Corp...........................7
Independent Auditor's Report..................................................26
Consolidated Financial Statements of Northwest Equity Corp.:
   Consolidated Balance Sheets of the Company at March 31, 1996 and 1995......27
   Consolidated Statements of Operations of the Company for the Years Ended
      March 31, 1996, 1995 and 1994...........................................28
   Consolidated Statements of Shareholders' Equity of the Company for the
     Years Ended March 31, 1996, 1995 and 1994................................29
   Consolidated Statements of Cash Flows of the Company for the Years Ended
     March 31, 1996, 1995 and 1994............................................30
Notes to Consolidated Financial Statements of Northwest Equity Corp...........32
Shareholder Information.......................................................48







                                 COMPANY PROFILE


     Northwest Equity Corp. is the holding company for Northwest Savings Bank. The Bank converted from a Wisconsin-chartered mutual savings bank to a Wisconsin-chartered stock savings bank on October 7, 1994 (the "Conversion"). In connection with the Conversion, Northwest Equity Corp. sold 1,032,517 shares of its Common Stock at $8.00 per share and used a portion of the net proceeds to purchase all of the issued and outstanding capital stock of the Bank.

         Northwest Savings Bank was established in 1936, and is regulated by the Wisconsin Commissioner of Savings and Loan and the Federal Deposit Insurance Corporation. The Bank is a community-oriented, full-service financial institution offering a variety of retail financial services to meet the needs of the communities it serves. The Bank's principal business consists of attracting funds in the form of deposits and investing such funds primarily in residential real estate loans, mortgage-backed and related securities, and various types of commercial and consumer loans. The Bank has three full-service offices located in Polk, St. Croix and Burnett Counties, Wisconsin. At March 31, 1996, the Company had total assets of $86.4 million, total deposits of $57.2 million and shareholders' equity of $11.9 million.

     The shares of Common Stock of Northwest Equity Corp. are publicly traded on the NASDAQ Small-Cap Market under the symbol "NWEQ."

                 FINANCIAL HIGHLIGHTS OF NORTHWEST EQUITY CORP.





                                      At or For the Fiscal Year Ended March 31,
                                            1996         1995        1994
                                            ----         ----        ----
                                   (Dollars in thousands, except per share data)


Total Assets...............................$86,355     $68,782     $59,990

Loans Receivable, Net.......................70,680      58,400      51,014

Securities Available For Sale................2,859       2,656       2,382

Mortgage-Backed and
  Related Securities.........................5,373       2,001       1,556

Deposits....................................57,256      50,627      47,530

Shareholders' Equity........................11,864      12,038       4,500

Net Interest Income After
  Provision for Loan Losses..................3,138       2,624       2,140

Total Other Income.............................476         401         625

Total General and
  Administrative Expenses....................2,175       1,738       1,717

Net Income.....................................842         780         616

Earnings Per Share...........................$0.90        0.84         N/A

Return on Average Assets.....................1.06%       1.23%       1.02%

Return on Average Equity......................6.95        9.40       14.12

Interest Rate Spread..........................3.77        3.87        3.40

Net Interest Margin...........................4.26        4.38        3.70

Non-Performing Loans
  to Gross Loans..............................0.97        0.89        0.49

                             LETTER TO SHAREHOLDERS


         The Board of Directors and employees of Northwest Equity Corp., the holding company of Northwest Savings Bank, are proud to present the second annual report since the stock conversion consummated on October 7, 1994. The Board adopted the Plan of Conversion to provide substantially increased capital to strengthen, expand and diversify the operations of the Bank, provide future access to capital markets, and attract and retain personnel through the employee stock ownership plan and other stock benefit programs. It also provided the ability for the Board, employees, depositors and others the opportunity to become shareholders of the Company and thereby participate directly in the future growth and success of the Bank. That participation became a practical reality when the Board of Directors declared the first dividend of $.07 per share to shareholders of record on April 28, 1995, and continues with the latest declaration of $.09 per share to shareholders of record in April 1996.

         The conversion is another step in a program undertaken to enhance opportunities for the Bank. The Board of Directors opened a new home office in 1988 and implemented a strategy to expand the services it offered as a traditional thrift institution, including checking accounts, ATM's, night depositories, safe deposit boxes, drive-through banking and investment products; in order to create broad banking relationships with its customers. The Board believes the expansion of the product base will enable the Bank to develop and retain its customer base and enable it to compete more effectively in its primary market area. This strategy continues with the grand opening in June of 1996, of the recently remodeled and expanded branch office facility in New
Richmond, Wisconsin, and plans to open a supermarket branch in Clear Lake, Wisconsin, in October 1996.

         The extensive financial data that follows confirms that we had an excellent year. Net income was at a record high and substantial growth in loans and deposits was achieved. Without any significant changes in the financial markets, I expect that the solid performance of the Bank will continue into the coming year.

         The Board and the employees will continue to pursue the opportunities provided by the capital from the stock conversion and strive to achieve our goal of a strong return on equity.


                                       /s/ Brian L. Beadle
                                      Brian L. Beadle
                                      President and Chief Executive Officer

                           FINANCIAL TABLE OF CONTENTS

                                                                           Page

Selected Consolidated Financial and Other Data of Northwest Equity Corp. .....5

Management's Discussion and Analysis of Financial Condition and
Results of Operations of Northwest Equity Corp.:

         General..............................................................7

         Management Strategy..................................................8

         Comparison of Operating Results for the Years Ended
           March 31, 1996 and March 31, 1995..................................9

         Comparison of Operating Results for the Years Ended
           March 31, 1995 and March 31, 1994.................................11

         Financial Condition.................................................14

         Liquidity, Capital Resources and Regulatory Capital.................15

         Impact of Inflation and Changing Prices.............................16

         Current Accounting Developments.....................................16

         Asset/Liability Management..........................................17

         Average Balance Sheet...............................................20

         Rate/Volume Analysis................................................22

Independent Auditor's Report.................................................23

Consolidated Financial Statements of Northwest Equity Corp.:

         Consolidated Balance Sheets at March 31, 1996 and 1995..............24

         Consolidated Statements of Operations for the Years Ended
            March 31, 1996, 1995 and 1994....................................25

         Consolidated Statements of Shareholders' Equity for the Years Ended
            March 31, 1996, 1995 and 1994....................................26

         Consolidated Statements of Cash Flows for the Years Ended
            March 31, 1996, 1995 and 1994....................................27

Notes to Consolidated Financial Statements of Northwest Equity Corp..........29

                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF
                             NORTHWEST EQUITY CORP.

         Set forth below are selected consolidated financial and other data of the Company. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and notes thereto presented elsewhere in this Annual Report.
                                                            At March 31,
                                                            ------------
                                                       1996      1995      1994
                                                       ----      ----      ----
                                                          (In thousands)
Selected Financial Data:

Total assets .......................................$86,355   $68,782   $59,990
Loans receivable, net ...............................69,963    58,363    51,014
Loans held for sale ....................................717        37       --
Cash and cash equivalents ............................3,412     3,086     2,017
Securities available-for-sale ........................2,859     2,656     2,382
Mortgage-backed and related securities ...............5,373     2,001     1,556
FHLB stock ............................................803        417       417
Deposits ............................................57,256    50,627    47,530
FHLB advances and other borrowings ..................16,912     5,802     7,557
Shareholder's Equity - substantially restricted .....11,864    12,038     4,500


                                                    Fiscal Year Ended March 31,
                                                       1996      1995      1994
                                                       ----      ----      ----
                                                           (In thousands)
Selected Operating Data:

Total interest income                               $ 6,473   $ 4,855   $ 4,359
Total interest expense                                3,311     2,214     2,195
                                                      -----   -------     -----
   Net interest income                                3,162     2,641     2,164
Provision for loan losses                                24        17        24
                                                      -----     -----     -----
   Net interest income after provision for loan
     losses                                           3,138     2,624     2,140
Non-interest income:
   Mortgage servicing fees                               72        73        80
   Service charges on deposits                          226       227       199
   Gain on sale of mortgage loans                        61        19       222
   Other non-interest income                            117        82       124
                                                       ----     -----      ----
      Total other non-interest income                   476       401       625
Total general and administrative expenses             2,175     1,738     1,717
Income before income tax expense                      1,439     1,287     1,048
Income tax expense                                      597       507       432
                                                      -----     -----     -----

   Net Income                                           842       780       616

                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF
                         NORTHWEST EQUITY CORP. (CONT.)

Selected Financial Ratios and Other Data:           At or For the Fiscal Year
                                                          Ended March 31,
                                                    -------------------------
Performance Ratios                               1996         1995         1994
                                                -----         ----         ----
   Return on average assets                     1.06%        1.23%        1.02%
   Return on average equity                     6.95%        9.40%        7.45%
   Interest rate spread during period(1)        3.77%        3.87%        3.40%
   Net interest margin(1)                       4.26%        4.38%        3.70%
   Non-interest expense to average assets       2.74         2.75         2.83
   Non-interest income to average assets        0.60         0.63         1.03
   Average interest-earning assets to
      average interest-bearing liabilities      1.11x        1.14x        1.08x

Asset Quality Ratios

   Non-performing loans to gross loans(2)       0.97%        0.89%        0.49%
   Non-performing assets to total assets(2)     0.95%        0.76%        0.54%
   Allowance for loan losses to non-performing
       loans(2)                                62.48%       82.98%      173.02%
   Classified assets to total assets            0.90%        0.36%        0.98%
   Net charge-offs to average gross loans       0.04%        0.03%        0.08%

Capital Ratios

   Average Equity to average assets            15.25%       13.14%       13.63%
   Equity to total assets at end of period     13.74%       17.50%        7.50%

Other Data

   Number of deposit accounts                   8,967        8,033        7,282
   Number of real estate loans outstanding      1,532        1,435        1,180
   Number of real estate loans serviced         2,031        1,897        1,647
   Number of consumer loans outstanding         1,084        1,286        1,154
   Mortgage loan originations (in thousands)  $25,179      $18,047      $27,443
   Full-service facilities                          3            3            3

- -------------------------------

(1) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2) Non-performing loans consist of non-accrual loans. Non-performing assets consists of non-performing loans and foreclosed properties.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

General

         Northwest Equity Corp., a Wisconsin corporation (the "Company"), is a holding company that owns all of the issued and outstanding stock of Northwest Savings Bank, a Wisconsin-chartered stock savings bank (the "Bank"). In this discussion and analysis, reference to the operations and financial condition of the Company includes the operations and financial condition of the Bank.

         The Company was incorporated on November 3, 1993, at the direction of the Bank to become a bank holding company and own all of the Bank's capital stock to be issued upon its conversion from mutual form to stock ownership (the "Conversion"). On October 7, 1994, the Bank completed the Conversion. On that date, the Company issued and sold 1,032,517 shares of its Common Stock at $8.00 per share. The gross proceeds from the sale of the shares of Common Stock were $8.3 million. Net proceeds to the Company were $6.9 million, after deduction of Conversion expenses of $0.6 million and after lending $0.8 million to the Bank's Employee Stock Ownership Plan. The Company used $3.4 million of the net proceeds to acquire all of the issued and outstanding stock of the Bank.

         The Company's business currently consists of the business of the Bank. The Bank is a community-oriented, full-service financial institution offering a variety of retail financial services to meet the needs of the communities it serves. The Bank's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds primarily in residential real estate loans, mortgage-backed securities, mortgage related securities, including collateralized mortgage obligations, and various types of commercial and consumer loans. The Bank's primary sources of funds are deposits, repayment on loans and mortgage-backed and related securities, and advances from the Federal Home Loan Bank of Chicago ("FHLB-Chicago"). The Bank utilizes these funds to invest primarily in mortgage loans secured by one-to-four family properties, and to a lesser extent, consumer, commercial and other loans, and to invest in mortgage-backed and related securities and other investment securities. The Bank is regulated by the Wisconsin Commissioner of Savings and Loan and the Federal Deposit Insurance Corporation ("FDIC"), and its deposits are insured up to applicable limits by the Savings Association Insurance Fund. The Bank also is a member of the Federal Home Loan Bank System.

         The  earnings  of the  Company  depend  primarily  on its  level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, mortgage-backed and related securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the FHLB-Chicago. Net interest income is a function of the Company's "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest bearing-liabilities. Many of the Company's assets, including mortgage loans and mortgage-backed and related securities, are subject to reinvestment risk. During periods of falling interest rates, higher yielding loans and mortgage-backed securities are more likely to prepay, and the Company may not be able to reinvest the proceeds from prepayments in loans or securities with yields similar to those prepaying. The Company's operating results also are affected to a lesser extent by the amount of its non-interest income, including loan servicing and loan related fees, gains on sales of mortgage loans, as well as transactional and other fee income. Additionally, net income may be affected by gains or losses on the sale of investment securities and mortgage-backed and related securities. The Company's non-interest expense consists principally of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Company's operating results are significantly affected by general economic conditions, and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds likewise are heavily influenced by prevailing market rates of interest on competing investment alternatives, account maturities and the levels of personal income and savings in the Company's market areas.

MANAGEMENT'S DISCUSSION (CONT.)

   Regulatory Development Related to Deposit Insurance

         Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels are set for each fund to facilitate the fund achieving its designated reserve ratio. As the funds reach their designated rations, the FDIC has authority to lower fund premium assessments to rates sufficient to maintain the designated reserve ration. In May 1995, the BIF achieved its designated ration and the FDIC lowered BIF premium rates for most BIF-insured institutions. In November 1995, the FDIC reduced assessment rates by four cents per $100 of deposits for all institutions, producing a premium rate schedule ranging from 0% (i.e. whereby such institutions will be subject only to a $2,000 minimum annual premium) to 0.27% of deposits depending on the institution's risk-based premium category. Based on these assessment rate modifications, the majority of BIF members now pay only a $2,000 minimum annual premium and, therefore, BIF-insured institutions pay, on average, 0.43 cents per $100 of deposits. The SAIF has not achieved its designated reserve ration and is not anticipated to do so prior to the year 2001. Therefore, SAIF premium rates for SAIF-insured members continue to be set at an average of 23.7 cents per $100 of deposits. As a result of the new assessment rate provisions, SAIF member institutions have been placed at a competitive disadvantage based on higher deposit insurance premium obligations.

         Congress is currently evaluating various proposals and bills concerning the premium differential between the FDIC's BIF and SAIF funds and related matters. The current proposal calls for a one-time assessment of approximately 85 to 90 basis points per $100 of SAIF deposits as of March 31, 1995. Both funds would then, going forward, have the same lower deposit premiums. If the special assessment were imposed at 85 basis points per $100 of insurable deposits, the amount of the assessment to the Bank would be approximately $430,000. The special assessment will have the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which is estimated to be $252,000 or $0.26 per share. FDIC premium expense would then be reduced in future periods. Proposals under consideration also address related issues, including (i) providing that certain bond obligations be borne by all insured depository institutions (rather than solely by the SAIF); (ii) the merger of the SAIF and BIF by January 1, 1998 (provided no FDIC-insured depository institution is a savings association on that date); and (iii) repealing the bad debt reserve accounting method currently available to thrift savings associations such as the Bank, with certain provisions for deferred recapture. The Bank is unable to predict when or whether any of the foregoing legislation will be enacted, the amount or applicable retroactive date of any one-time assessment, or the rates that might subsequently apply to assessable SAIF deposits; however, management anticipates that the Bank, after consideration of the one-time assessment, would continue to exceed all regulatory minimum capital levels. Further, management does not anticipate that any of the legislative proposals, if enacted, would have a material impact on the Company's financial condition in future periods.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Commissioner. Management of the Bank does not know of any practice, condition or violation that might lead to the termination of deposit insurance.

         On October 5, 1994, the FDIC issued an "Advanced Notice of Proposed Rulemaking" pursuant to which the FDIC is soliciting comments on whether the deposit-insurance assessment base currently provided for in the FDIC's assessment regulations should be redefined. As a result of the recent transition to a risk-based deposit insurance system, effective January 1, 1994, the assessment base, which had been determined by statute pursuant to the FDI Act, is now determined by the FDIC by regulation. At present, however, the FDIC's assessment base regulations continue to be based on the statutory provisions under the FDI Act. Under current law, insurance premiums paid to the FDIC are calculated by multiplying the institution's assessment base (which equals total domestic deposits, as adjusted for certain elements) by its assessment rate.

         Based on the change to the new deposit insurance system, developments in the financial services industry, changes in the activities of depository institutions and other factors, the FDIC seeks comments on whether the assessment base should be redefined. The FDIC has stated that review of the definition of "assessment base" does not signal any intent to enhance the total dollar amount of assessments collected, but that such redefinition may impact the assessments paid on an institution-by-institution basis. Until final regulations are adopted affecting the definition of an institution's assessment base, the Bank cannot predict what impact such regulation may have on Bank operations.

Management Strategy

         Management's strategy has focused on managing the Company's interest rate risk and maintaining credit quality by emphasizing residential lending, primarily loans secured by one-to-four family, owner-occupied dwellings.

         Residential Mortgage Lending Emphasis. The Company's primary investing activity is the origination of one-to-four family residential mortgage loans secured by owner-occupied properties. At March 31, 1996, $48.4 million or 68.3% of net loans consisted of such loans. Mortgage loan originations totaled $22.7 million, $16.5 million and $27.4 million for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The Company generally originates ARM loans for retention in its loan portfolio and generally sells all fixed rate loans originated into the secondary market.

         Management of Interest Rate Risk. The Company has attempted to reduce its interest rate risk by emphasizing the origination of ARM loans for retention in its loan portfolio and by selling substantially all of its fixed rate loans originated. At March 31, 1996, $50.6 million or 84.9% of mortgage loans were ARM loans. Management believes this strategy has reduced income due to lower initial yields on these investments in comparison to longer-term fixed rate investments. However, management believes reducing its exposure to interest rate fluctuations tends to reduce the volatility of the Company's net interest income over the long-term.

         To maintain the Company's net interest margin, satisfy certain requirements for favorable tax treatment and manage interest rate risk, the Company has maintained a portfolio of mortgage-backed and related securities held-to-maturity. The Company's mortgage-backed and related securities held-to-maturity at March 31, 1996, were $5.4 million or 6.3% of total assets, and at March 31, 1995, were $2.0 million or 2.9% of total assets.

         Management has adopted a strategy designed to achieve acceptable levels of matching of its assets and liabilities and there repricing characteristics. The primary elements of this strategy involve emphasizing the origination and purchase of adjustable-rate assets, and utilizing FHLB-Chicago advances to purchase participation interests in loans with similar terms to maturities and higher yields. Over the last five fiscal years, the Company has emphasized the matching of interest rate sensitivities through the sale of fixed rate mortgage loans originated, the origination of ARM loans, the repayment of fixed rate mortgage assets, and the purchase of short-term and adjustable-rate mortgage-backed and related securities. At March 31, 1996, the Company's one-year interest rate sensitivity gap as a percentage of total assets was a negative 4,26%. During periods of rising interest rates, a negative rate sensitivity gap would tend to negatively affect net interest income; however, during periods of falling interest rates, a negative interest rate sensitivity gap would tend to positively affect net interest income.

         In fiscal 1996, the Company began to leverage its capital base by using the proceeds of borrowings from the FHLB-Chicago and deposits to originate additional loans and purchase mortgage-backed and related securities. FHLB advances increased to $12.6 million at March 31, 1996, compared to $3.6 million at March 31, 1995. Primarily as a result of the leveraging strategy, the Company's mortgage-backed and related securities portfolio increased to $5.4 million at March 31, 1996, compared to $2.0 million at March 31, 1995. In addition, this leveraging strategy contributed to part of the increase in the Company's total loan portfolio to $70.0 million at March 31, 1996, from $58.4 million at March 31, 1995. The Company intends to continue to leverage its capital base by using the proceeds from additional FHLB-advances to originate loans and purchase mortgage-backed securities.

         Asset Quality. The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between .54% and 2.1% of total assets during the last five fiscal years and were 0.95% of total assets at March 31, 1996. Cumulative gross charge-offs over the last five fiscal years of $464,000 were due primarily to commercial loans made in the mid-1980s. The remaining commercial loans in its portfolio are generally performing and, management believes, adequately reserved. During the fiscal years ended March 31, 1996, 1995 and 1994, the Company recorded provisions for loan losses of $24,000, $17,000, and $24,000, respectively, to its allowance for loan losses and had net charge-offs of $25,000, $19,000, $43,000, respectively. The Company's allowance for loan losses at March 31, 1996, totaled $433,000 or 93.3% of cumulative gross charge-offs during the last five fiscal years. Management currently believes the allowance for loan losses at March 31, 1996, is at an adequate level and that future provisions for loan losses will be at levels necessary only to cover charge-offs and general increases in gross loans.

         Total loans delinquent 90 days or more increased from 10 loans totaling $238,000 at March 31, 1995, to 26 loans totaling $631,000 at March 31, 1996.
Total loans delinquent 31-89 days increased from 35 loans totaling $1.1 million to 83 loans totaling $2.4 million. Delinquencies were created by certain deficiencies in dealer loan policies that subsequently have been revised. Management views the increase as a major area of concern warranting increased scrutiny. However, the latest available peer group comparison of nonperforming loans and real estate owned as a percentage of total loans as prepared by America's Community Bankers was 0.63% for the Company at December 31, 1995, compared to 1.60% on a nation wide basis and 0.86% on a regional basis.

         Management and Development of Customer Base. The Company has focused on managing deposits to maintain its capital ratios and improve the stability of its deposit base. In this regard, management has emphasized an increased level of service to its customers to retain and attract core deposits. In 1988, the Bank built and opened a new home office and implemented a strategy to expand the services it offers beyond those services traditionally offered by thrift institutions, including checking accounts, ATMs night depositories, safe deposit boxes, drive-through banking, and investment products through its subsidiary, in order to create broad banking relationships with its customers. This expansion of services continues with the grand opening of the remodeled and expanded branch office in New Richmond, Wisconsin in June 1996. The Company also announced plans to expand the branch network by way of a new supermarket branch in Clear Lake, Wisconsin scheduled to open in October 1996.

Comparison of Operating Results for the Fiscal Years Ended March 31, 1996 and March 31, 1995

     General

         Net income for the fiscal year ended March 31, 1996, increased 7.95% to $842,000 from $780,000 for the fiscal year ended March 31, 1995. Return on average assets decreased to 1.06% for the fiscal year ended March 31, 1996, from 1.23% for the prior year and return on average equity decreased to 6.95% from 9.40% for the same years. Return on average assets was adversely affected by the decrease in the interest rate spread from 3.87% for the fiscal year ended March 31, 1995, to 3.77% for the fiscal year ended March 31, 1996. Return on average equity was adversely affected by the Conversion during the fiscal year ended March 31, 1996, because it is the first entire fiscal year to reflect the substantially increased equity. Since the conversion took place in October of 1994, less than six months of the fiscal year ended March 31, 1995, reflect, the increased equity. Net interest income before provision for loan losses increased 23.1% to $3.2 million for the fiscal year ended March 31, 1996, from $2.6 million for the fiscal year ended March 31, 1995. This increase was primarily due to an increase in interest income of $1.6 million, partially offset by an increase in interest expense of $1.l million. Provision for loan losses increased 41.2% to $24,000 for the fiscal year ended March 31, 1996, from $17,000 for the fiscal year ended March 31, 1995. The increase reflects an increase in loans charged off in the current year compared to the prior year. Other operating income increased by $75,000 to $476,000 for the fiscal year ended March 31, 1995, from $401,000 for the prior fiscal year primarily due to an increase in gains on sale of mortgage loans of $42,000. The increase in gains on sales of mortgage loans reflected the decrease in market rates of interest during certain periods of the fiscal year ended March 31, 1996, that increased the sales prices of the Company's mortgage loans sold. General and administrative expenses for the fiscal year ended March 31, 1996, increased $437,000 or 25.3% to $2.18 million from $1.74 million for the prior fiscal year, primarily due to an increase of $280,000 in the expenses associated with the Company's stock incentive plan and the Bank's Employee Stock Ownership Plan ("ESOP") a $107,000 increase in holding company expenses associated with the establishment of the plans and operating as a public company, and a $33,000 increase in net occupancy expense that reflects the purchase of new data processing equipment.

     Net Interest Income

         Net interest income for the fiscal year ended March 31, 1995, increased 23.1% to $3.2 million from $2.6 million for the prior year. The increase was due to an increase in interest income of $1.6 million, partially offset by an increase in interest expense of $1.l million. The improvement in net interest income primarily reflects an increase in total interest-earning assets to $74.3 million for the fiscal year ended March 31, 1996 compared to $60.3 million for the prior fiscal year. The increase in the Company's net earning asset position was attributable primarily to an increase in gross loans funded by the increase in advances from the FHLB-Chicago.

Interest Income

         Interest income increased 32.7% to $6.5 million for the fiscal year ended March 31, 1996 from $4.9 million for the fiscal year ended March 31, 1995, as a result of an increase of $14.0 million in average interest-earning assets to $74.3 million for the fiscal year ended March 31, 1996 and an increase of 66 basis points in the average yield to 8.71% for the fiscal year ended March 31, 1996. Interest income on loans increased 28.3% to $5.9 million for the fiscal year ended March 31, 1996, from $4.6 million for the fiscal year ended March 31, 1995. The general increase in market rates of interest over the year resulted in an increase in the average yield on all of the Company's major categories of loans to 9.01% for the fiscal year ended March 31, 1996, compared to 8.31% for the fiscal year ended March 31, 1995. The increase in the yield was the result of the repricing upward of ARM loans and the origination of loans at current higher interest rates. Average loans increased to $65.6 million during the fiscal year ended March 31, 1996, from $54.8 million during the fiscal year ended March 31, 1995. Interest on mortgage-backed and related securities increased $270,000 to $353,000 for the fiscal year ended March 31, 1996, from $83,000 for the prior fiscal year due to a increase in the average balance of mortgage-backed and related securities from $1.2 million for the fiscal year ended March 31, 1995 to $4.8 million for the fiscal year ended March 31, 1996, and an increase of 60 basis points in average yield to 7.36% for the fiscal year ended March 31, 1996. The increase in average balances of loans and mortgage-backed and related securities were principally funded by an increase in advances from the FHLB-Chicago. Interest on investments decreased $13,000 to $209,000 for the fiscal year ended March 31, 1996, from $222,000 for the fiscal year ended March 31, 1995, as a result of a decrease in the average yield of investment securities to 5.11% for the fiscal year ended March 31, 1996 from 5.47% for the fiscal year ended March 31, 1995.

Interest Expense

         Interest expense increased 49.8% to $3.3l million for the fiscal year ended March 31, 1996, from $2.21 million for the fiscal year ended March 31, 1995. The general increase in the market rates of interest over the year resulted in increases in average rates paid on all of the Company's major categories of deposits to 4.69% for the fiscal year ended March 31, 1996, from 4.03% for the fiscal year ended March 31, 1995. Interest on savings increased 37.4% to $2.61 million for the fiscal year ended March 31, 1996, from $1.90 million for the fiscal year ended March 31, 1995. The increase in interest expense on deposits was the result of an increase in average deposits to $55.7 million for the fiscal year ended March 31, 1996, from $47.0 million for the fiscal year ended March 31, 1995. Interest on borrowings increased 119.2% to $697,000 for the fiscal year ended March 31, 1996, from $318,000 for the fiscal year ended March 31, 1995. The increase results from an increase in the average rate on advances and other borrowings to 6.19% for the fiscal year ended March 31, 1996, from 5.33% for the fiscal year ended March 31, 1995, and a increase in the average balances of advances from $6.0 million for the fiscal year ended March 31, 1995, to $11.3 million for the fiscal year ended March 31, 1996.

     Provision for Loan Losses

         The provision for loan losses increased 41.2% to $24,000 for the fiscal year ended March 31, 1996, from $17,000 for the fiscal year ended March 31, 1995. The desired level of allowance for loan losses is determined by the Company's historical loan loss experience, the condition and composition of the Company's loan portfolio and general conditions. The higher provisions during the fiscal year ended March 31, 1996, reflects the fact that the Company's charged-off $25,000 in loans during the year compared to $19,000 in loan's charged-off during the fiscal year ended March 31, 1995. The higher provisions during the fiscal year ended March 31, 1996, also reflects recognition by management of the increase in the Company's real estate owned and in foreclosure balances from $0 at March 31, 1995, to $127,000 at March 31, 1996. The allowance for loan losses totaled $434,000 at March 31, 1995, and $433,000 at March 31, 1996, and represented .74% and .61% of gross loans and 83.0% and 62.5% of non-performing loans, respectively. Management currently believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans and non-performing loans.

     Other Income

         Other income increased 18.7% to $476,000 for the fiscal year ended March 31, 1996, from $401,000 for the fiscal year ended March 31, 1995, due to gains on sale of loans which increased to $61,000 for the fiscal year ended March 31, 1996 from $19,000 for the fiscal year ended March 31, 1995. As long-term interest rates decreased for a period during the fiscal year ended March 31, 1996, the Company experienced increased demand for fixed rate loans and the amount of loans sold increased from $1.7 million for the fiscal year ended March 31, 1995 to $5.9 million for the fiscal year ended March 31, 1996. In addition, as long-term interest rates decreased, the price of the loans sold increased and the opportunity for gains on sale was enhanced. Other income increased $35,000 to $117,000 for the fiscal year ended March 31, 1996, from $82,000 for the prior fiscal year. This increase was primarily due to an increase in the gains on sale of real estate lots owned by the Bank's wholly owned subsidiary of $22,000 to $38,000 for the fiscal year ended March 31, 1996, from $16,000 for the fiscal year ended March 31, 1995.

     General and Administrative Expenses

         General and administrative expenses increased $437,000 or 25.3% to $2.18 million for the fiscal year ended March 31, 1996, from $1.74 million for the prior fiscal year. The increase is partially due to an increase of $216,000 in salaries and employee benefits from $833,000 for the fiscal year ended March 31, 1995, to $1.05 million for the fiscal year ended March 31, 1996. The increase reflects $144,000 for the fiscal year ended March 31, 1996, in expense from accounting for the Company's stock incentive plan that requires under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore no expense was taken for the fiscal year ended in March 31, 1995. In addition, the expense associated with the ESOP increased $135,000 to $135,000 for the fiscal year ended March 31, 1996, from $0 for the fiscal year ended March 31, 1995. Net occupancy expense increased $33,000 from $251,000 for the fiscal year ended March 31, 1995, to $284,000 for the fiscal year ended March 31, 1996. The increase is due to an increase in furniture and fixtures expenses associated with the installation of a new data processing equipment in all three offices during the period. Other expense increased $174,000 to $579,000 for the fiscal year ended March 31, 1996, from $405,000 for the fiscal year ended March 31, 1995, due primarily to an increase in holding company expenses of $107,000 from $16,000 for the fiscal year ended March 31, 1995. The expenses include $74,000 in legal fees related to the establishment of the employee incentive plans, the preparation of the Company's 1995 Annual Report to Shareholders and proxy statements, and assistance with the special and annual meetings of shareholders held during the fiscal year. The expenses also include $27,000 associated with operating as a public company such as accounting fees, transfer agent fees, proxy solicitor fees, and NASDAQ fees, and $18,200 in director fees. General and administrative expenses as a ratio of average assets was 2.74% for the fiscal year ended March 31, 1996, compared to 2.75% for the fiscal year ended March 31, 1995, due to the increase in assets over the period. The Company's general and administrative expenses as a percentage of average assets are higher than many similar institutions for several reasons, including the need to support three full-service branches, service-related costs on loans sold to secondary market investors and the support of its insurance and investment activities through its subsidiary.

     Income Tax Expense

         Income tax expense increased 17.8% to $597,000 for the fiscal year ended March 31, 1996, from $507,000 for the fiscal year ended March 31, 1995. The increase reflects the increase in income before taxes from $1.29 million for the fiscal year ended March 31, 1995, to $1.44 million for the fiscal year ended March 31, 1996. The effective tax rates were 41.5% and 39.4% for the fiscal years ended March 31, 1996, and 1995, respectively.

Comparison of Operating Results for the Fiscal Years Ended March 31, 1995 and March 31, 1994

     General

         Net income for the fiscal year ended March 31, 1995, increased 26.6% to $780,000 from $616,000 for the fiscal year ended March 31, 1994. Return on average assets increased to 1.23% for the fiscal year ended March 31, 1995, from 1.02% for the prior year and return on average equity decreased to 9.43% from 14.12% for the same years. Return on average equity was adversely affected by the stock conversion during the fiscal year ended March 31, 1995, because it substantially increased equity. Net interest income before provision for loan losses increased 18.2% to $2.6 million for the fiscal year ended March 31, 1995, from $2.2 million for the fiscal year ended March 31, 1994. This increase was primarily due to an increase in interest income of $496,000, partially offset by an increase in interest expense of $19,000. Provision for loan losses decreased 29.2% to $17,000 for the fiscal year ended March 31, 1995, from $24,000 for the fiscal year ended March 31, 1994. The decrease reflects a reduction in loans charged off in the current year compared to the prior year. Other operating income decreased by $224,000 to $401,000 for the fiscal year ended March 31, 1995, from $625,000 for the prior fiscal year primarily due to a decrease in gains on sale of mortgage loans of $203,000. The decline in gains on sales of mortgage loans reflected the increase in market rates of interest during the fiscal year ended March 31, 1995, in response to monetary actions by the Board of Governors of the Federal Reserve System that reduced the sales prices of the Company's mortgage loans sold. General and administrative expenses for the fiscal year ended March 31, 1995, increased 1.2% to $1.74 million from $1.72 million for the prior fiscal year.

         As shown in the table below, the Company's net income increased significantly during the third quarter of fiscal year 1995:

                                                  Fiscal 1995 Quarters                       Fiscal Year
                                                                                           Ended March 31,
                                        First        Second         Third        Fourth          1995
                                        -----        ------         -----        ------          ----
                                                     (In thousands)
Net interest income                      $574          $625          $722          $720        $2,641
Provision for loan losses                   3             3             5             6            17
                                          ---           ---           ---           ---         -----
  Net interest income after
    provision for loan losses             571           622           717           714         2,624
                                          ---           ---           ---           ---         -----
Non-interest income                       101           120            87            93           401
General and administrative
  expense                                 422           433           420           463         1,738
                                          ---           ---           ---           ---         -----
Income before income tax
  expense                                 250           309           384           344         1,287
Income tax expense                         97           127           150           133           507
                                         ----          ----          ----          ----         -----
  Net income                             $153          $182          $234          $211         $ 780
                                         ====          ====          ====          ====         =====

     The primary reason for the increase in net income during the third and fourth quarter of fiscal 1995 was the investment of the proceeds of the conversion from mutual to a stock company in October 1994.

     Net Interest Income

         Net interest income for the fiscal year ended March 31, 1995, increased 18.2% to $2.6 million from $2.2 million for the prior year. The increase was due to an increase in interest income of $496,000, partially offset by an increase in interest expense of $19,000. The improvement in net interest income primarily reflects an increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities of $7.3 million for the fiscal year ended March 31, 1995, compared to $4.3 million for the prior fiscal year. The increase in the Company's net earning asset position was attributable primarily to increased gross loans funded by the proceeds from the conversion and a reduction in interest-bearing liabilities.




MANAGEMENT'S DISCUSSION (CONT.)

     Interest Income

         Interest income increased 11.4% to $4.9 million for the fiscal year ended March 31, 1995, from $4.4 million for the fiscal year ended March 31, 1994, as a result of an increase of $1.8 million in average interest-earning assets to $60.3 million for the fiscal year ended March 31, 1995 and an increase of 60 basis points in average yield to 8.05% for the fiscal year ended March 31, 1995. Interest income on loans increased 15.0% to $4.6 million for the fiscal year ended March 31, 1995, from $4.0 million for the fiscal year ended March 31, 1994. The general increase in market rates of interest over the year resulted in an increase in the average yield on all of the Company's major categories of loans to 8.31% for the fiscal year ended March 31, 1995, compared to 7.81% for the fiscal year ended March 31, 1994. The increase in the yield was the result of the repricing upward of ARM loans and the origination of loans at current higher interest rates. Average loans increased to $54.8 million during the fiscal year ended March 31, 1995, from $51.3 million during the fiscal year ended March 31, 1994. Interest on mortgage-backed and related securities decreased $102,000 to $83,000 for the fiscal year ended March 31, 1995 from $185,000 for the prior fiscal year due to a reduction in the average balance of mortgage-backed and related securities from $3.0 million for the fiscal year ended March 31, 1994, to $1.2 million for the fiscal year ended March 31, 1995, due to principal payments and prepayments during the year, partially offset by an increase of 70 basis points in average yield to 6.74% for the fiscal year ended March 31, 1995. Interest on investments increased $54,000 to $222,000 for the fiscal year ended March 31, 1995 from $168,000 for the fiscal year ended March 31, 1994 as a result of a general increase in market rates of interest and an increase in the average balance of investment securities to $2.9 million for the fiscal year ended March 31, 1995, from $2.3 million for the fiscal year ended March 31, 1994.

     Interest Expense

         Interest expense increased .45% to $2.21 million for the fiscal year ended March 31, 1995, from $2.20 million for the fiscal year ended March 31, 1994. The general increase in the market rates of interest over the year resulted in increases in average rates on all of the Company's major categories of deposits to 4.03% for the fiscal year ended March 31, 1995, from 4.01% for the fiscal year ended March 31, 1994. Interest on deposits increased 2.2% to $1.90 million for the fiscal year ended March 31, 1995, from $1.86 million for the fiscal year ended March 31, 1995. The increase in interest expense on deposits was the result of an increase in deposits to $50.6 million at March 31, 1995, from $47.5 million at March 31, 1994. Interest on borrowings decreased 5.6% to $318,000 for the fiscal year ended March 31, 1995, from $337,000 for the fiscal year ended March 31, 1994. The decrease results from an increase in the average rate on advances and other borrowings to 5.33% for the fiscal year ended March 31, 1995 from 4.31% for the fiscal year ended March 31, 1994 and a decrease in the average balances of advances from $7.8 million for the fiscal year ended March 31, 1994, to $6.0 million for the fiscal year ended March 31, 1995.

Provision for Loan Losses

         The provision for loan losses decreased 29.2% to $17,000 for the fiscal year ended March 31, 1995 from $24,000 for the fiscal year ended March 31, 1994. The desired level of allowance for loan losses is determined by the Company's historical loan loss experience, the condition and composition of the Company's loan portfolio and general conditions. The higher provisions during the fiscal year ended March 31, 1994 reflects the fact that the Company's charged off $43,000 in loans during the year compared to $19,000 in loans charged-off during the fiscal year ended March 31, 1995. The lower provisions during the fiscal year ended March 31, 1995 also reflect recognition by management of the improvement in the Company's real estate owned and in foreclosure balances from $72,000 at March 31, 1994, to $0 at March 31, 1995. The allowance for loan losses totaled $434,000 at March 31, 1995 and $436,000 at March 31, 1994, and represented .74% and .85% of gross loans and 83.0% and 173.0% of non-performing loans, respectively. Management currently believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans and non-performing loans.

     Other Income

         Other income decreased 35.8% to $401,000 for the fiscal year ended March 31, 1995 from $625,000 for the fiscal year ended March 31, 1994 due to gains on sale of loans which decreased to $19,000 for the fiscal year ended March 31, 1995 from $222,000 for the fiscal year ended March 31, 1994. As long-term interest rates increased during the fiscal year ended March 31, 1995, the Company experienced decreased demand for fixed rate loans and the amount of loans sold decreased from $16.0 million for the fiscal year ended March 31, 1994, to $1.7 million for the fiscal year ended March 31, 1995. In addition, as long-term interest rates increased, the price of the loans sold decreased and the opportunity for gains on sale was diminished. Other income decreased $42,000 to $82,000 for the fiscal year ended March 31, 1995 from $124,000 for the prior fiscal year. The decrease in other income was partially offset by an increase in service charges on deposits of $28,000 from $199,000 for the period ended March 31, 1994, to $227,000 for the period ended March 31, 1995.

     General and Administrative Expenses

         General and administrative expenses increased 1.2% to $1.74 million for the fiscal year ended March 31, 1995 from $1.72 million for the prior fiscal year. The increase is primarily due to an increase of $22,000 in net occupancy expense from $229,000 for the fiscal year ended March 31, 1994 to $251,000 for the fiscal year ended March 31, 1995. The increase is due to an increase in furniture and fixtures expenses associated with the installation of two remote ATM machines during the period. General and administrative expenses as a ratio of average assets was 2.83% for the fiscal year ended March 31, 1994, compared to 2.75% for the fiscal year ended March 31, 1995, due to the increase in assets over the period. The Company's general and administrative expenses as a percentage of average assets are higher than many similar institutions for several reasons, including the need to support three full-service branches, service-related costs on loans sold to secondary market investors and the support of its insurance and investment activities through its subsidiary.

     Income Tax Expense

         Income tax expense increased 17.4% to $507,000 for the fiscal year ended March 31, 1995 from $432,000 for the fiscal year ended March 31, 1994. The increase reflects the increase in income before taxes from $1.0 million for the fiscal year ended March 31, 1994, to $1.3 million for the fiscal year ended March 31, 1995. The effective tax rates were 41.2% and 39.4% for the fiscal years ended March 31, 1994 and 1995, respectively.

Financial Condition

        The following table summarizes certain information relating to the Company's consolidated balance sheets at the dates indicated.
                                                     At March 31,
                                               1996               1995
                                               ----               ----
                                                   (In thousands)
Assets
Cash and cash equivalents                    $3,412             $3,086
Securities available-for-sale                 2,859              2,656
Mortgage-backed and related securities        5,373              2,001
FHLB stock                                      803                417
Loans receivable, net                        70,680             58,400
Liabilities
Deposits                                     57,256             50,627
Advances and other borrowings                16,912              5,802
Equity, substantially restricted             11,864             12,038


        Cash and cash equivalents increased to $3.4 million at March 31, 1996 from $3.1 million at March 31, 1995. The increases reflect the higher cash and interest bearing deposit balances required by the growth of the Company from $68.8 million in assets at March 31, 1995 to $86.4 million at March 31, 1996.

        Securities available-for-sale increased to $2.9 million at March 31, 1996 from $2.7 million at March 31, 1995. The increases reflect the higher liquidity balances required by regulations that are determined by the balances of deposits, advances and other borrowings.

        Mortgage-backed and related securities held-to-maturity increased to $5.4 million at March 31, 1996, from $2.0 million at March 31, 1995. The increase from March 31, 1996 to March 31, 1995 was the result of management's decision to purchase an additional $3.9 million in mortgage-backed and related securities, partially offset by principal repayments. The securities are used to provide collateral for deposits in excess of the $100,000 insurance limit through the retail repurchase agreements program found under Other Borrowed Money.

        Net loans receivable was $70.7 million and $58.4 million at March 31, 1996, and 1995, respectively. One to four family real estate loans increased from $42.5 million at March 31, 1995 to $48.4 million at March 31, 1996, as a result of the Company's ability to originate ARM loans that it retains in its loan portfolio. Consumer loans increased to $6.9 million at March 31, 1996, from $4.4 million at March 31, 1995. Other real estate loans increased to $11.3 million at March 31, 1996 from $7.6 million at March 31, 1995, due primarily to the purchase of additional participation loans.

        Deposits were $57.3 million and $50.6 million at March 31, 1996 and 1995, respectively. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by factors such as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment instruments such as money market mutual funds. Non-certificate of deposit average balances totaled $19.1 million and $14.8 million at March 31, 1996 and 1995, respectively and reflect the Company's marketing efforts to build multiple relationships with its customers through an emphasis on checking accounts. The average certificates of deposit balances totaled $36.6 million and $32.3 million, at March 31, 1996 and 1995, respectively The Company attempts to maintain relationships with customers withdrawing certificates of deposit by providing brokerage services for alternative investments through its subsidiary.

        FHLB-Chicago advances and other borrowings increased to $16.9 million at March 31, 1996 from $5.8 million at March 31, 1995 and the average rate increased by 86 basis points to 6.19% at March 31, 1996 from 5.33% at March 31, 1995. The Company uses FHLB-Chicago advances as a funding source in periods when market rates on certificates of deposit exceed those offered by the FHLB-Chicago. FHLB-Chicago advances generally are fixed-rate and short-term with maturities of less than 10 years. The Open Line of Credit Program at the FHLB-Chicago adjusts the rate on a daily basis, so in a rising interest rate environment such borrowings may present the risk that the interest rates of these borrowings will increase. The Company also uses borrowings from the FHLB-Chicago to manage the total asset/liability portfolio of the Company. In future periods, the Company intends to continue to leverage its capital base by using the proceeds from additional FHLB-Chicago advances to originate additional loans and purchase mortgage-backed and related securities.

        Shareholders' equity decreased to $11.9 million at March 31, 1996 compared to $12.0 million at March 31, 1995. The decrease from March 31, 1995 to March 31, 1996 results from the repurchase of 51,625 shares under a repurchase program at a cost of $561,000 and the repurchase of 41,300 shares of stock to fund the Company's stock incentive plan that results in a $319,000 entry as unearned restricted stock plan award at March 31, 1996.. These repurchases were offset by net income for the fiscal year ended March 31, 1996 of $842,000. The decrease in shareholders' equity in fiscal 1996 was offset in part by a $120,000 unrealized gain, net of deferred taxes of $47,000, on the Company's securities available-for-sale. The Company's securities available-for-sale are accounted for at fair value, with any unrealized gains or losses accounted for as an adjustment to retained earnings rather than to the statement of operations. The market appreciation in the Company's securities available-for-sale at March 31, 1996 was primarily the result of the decrease in market rates of interest experienced during the period. Further decreases in market rates of interest would likely result in additional appreciation in the market value of the Company's securities. held for sale.

Liquidity, Capital Resources and Regulatory Capital

        The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Principal collected for the fiscal year ended March 31, 1996 decreased slightly to $19.5 million from $20.0 million for the fiscal year ended March 31, 1996.

        The primary investing activity of the Company is the origination of mortgage loans. For the fiscal years ended March 31, 1996 and 1995, the Company originated and purchased loans in the amount of $37.3 million and $28.5 million, respectively. The Company purchased $4.5 million and $1.3 million of investment securities and mortgage-backed and related securities during the fiscal years ended March 31, 1996 and 1995, respectively. For the fiscal years ended March 31, 1996 and 1995, these activities were funded primarily by principal repayments on loans of $18.9 million and $19.5 million, respectively; net proceeds from short-term borrowings of $2.3 million and ($50,000), respectively; and proceeds from long-term financing of $9.5 million, and $0.22 million, respectively.

        The Company is required to maintain minimum levels of liquid assets under the Commissioner's regulations for state-chartered mutual savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8% of its average daily balance of net withdrawal accounts plus short-term borrowings. The Company's liquidity ratios were 8.5% and 10.1% at March 31, 1996 and 1995, respectively. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

        The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1996 and 1995, cash and cash equivalents were $3.4 million and $3.1 million, respectively. The increase in cash and cash equivalents reflects the growth in the Company's liability bases during the year.

MANAGEMENT'S DISCUSSION (CONT.)

        Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds are generally invested in short-term investments such as a cash management account or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from borrowings from the FHLB-Chicago. The Company utilizes its borrowing capabilities on a regular basis. At March 31, 1996, FHLB-Chicago advances were $12.6 million or 16.9% of total liabilities and at March 31, 1995, FHLB-Chicago advances were $3.6 million or 6.35% of total liabilities. The Company also had other borrowings consisting of repurchase agreements amounting to $4.4 million and $2.2 million at March 31, 1996 and 1995, respectively. The Company did not have any reverse repurchase agreements outstanding at any of the aforementioned periods. In a rising interest rate environment, such short-term borrowings present the risk that upon maturity, the borrowings will have to be replaced with higher rate borrowings.

        At March 31, 1996, the Company had outstanding loan commitments of $4.6 million. The Company had $1.6 million in commitments to purchase mortgage-backed and related securities at that date. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit that are scheduled to mature in one year or less at March 31, 1996 were $28.8 million. Based on its historical experience, management believes that a significant portion of such deposits will remain with the Company.

        Effective June 30, 1993, the Bank, as a Wisconsin chartered mutual savings bank, is subject to regulation by the FDIC and the Commissioner. Applicable FDIC regulations require institutions to meet three capital standards:  (i) "Tier 1 capital" in an amount not less than 3% of total  assets;
(ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and
(iii) "total capital" in an amount not less than 8% of risk-weighted assets. Wisconsin chartered savings banks also are required to maintain a minimum capital to assets ratio of 6%. The percentage of assets for Wisconsin regulatory capital purposes is based on total unconsolidated assets. Note 14 of the Notes to the Company's Audited Consolidated Financial Statements contains a summary of the Bank's compliance with its regulatory capital standards at March 31, 1996.

Impact of Inflation and Changing Prices

        The Company's Consolidated Financial Statements and Notes thereto have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Pending Accounting Developments

        The Financial Accounting Standards Board (`FASB') issued Statement of Financial Standards (`SFAS') No. 123 in October 1995 relative to accounting and reporting standards for stockbased employee compensation plans. SFAS No. 123 is effective for fiscal years beginning after December 31, 1995. The Statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method for all employee stock compensation plans. However, the Statement also allows an entity to continue to measure compensation cost for these plans using an intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25). Entities electing to retain the accounting treatment under APB No. 25 must make pro forma footnote disclosure of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. Management has not decided which method it will elect.



MANAGEMENT'S DISCUSSION (CONT.)

        The FASB issued SFAS No. 122 in July, 1995 relative to accounting and reporting for mortgage servicing rights. SFAS No. 122 is effective for years beginning after December 31, 1995. The Statement requires that a mortgage banking enterprise recognize as a separate asset the rights to service mortgage loans for others, whether those rights are purchased or originated. The Company anticipates that the adoption of the Statement will not have a material effect on the financial condition or results of operation.

Forward-Looking Statements

        The discussion in this Annual Report includes certain forward-looking statements based on current management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios. Additional factors are described in the Company's other reports filed with the Securities and Exchange Commission.

Asset/Liability Management

        The Company's profitability, like that of most financial institutions, depends to a large extent upon its net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is significantly affected by changes in market interest rates. During periods of rising interest rates, the Company is required to pay higher rates to attract deposits that can result in a decline in net interest income if the Company is unable to increase the yield on its interest-earning assets sufficiently to compensate for the increase in its cost of funds. Conversely, during periods of declining interest rates, the Company may experience prepayments of its fixed rate earning assets and downward adjustments on its adjustable rate assets which can result in a decrease in net interest income if the Company is unable to lower its cost of funds sufficiently to compensate for the decrease in its asset yields.

        The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or reprice within a specified time period. An interest rate sensitivity gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or reprice within a specified time period.

        In an attempt to manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risk. The Company has established an investment strategy through its Asset/Liability Committee. Management continually reviews the Company's interest rate risk position, maturing securities and borrowings, interest rates and programs for raising deposits and originating loans, and develops policies regarding these issues. The Board of Directors reviews quarterly asset/liability management and investment strategy reports prepared by management.

        The Company utilizes basic strategies in managing its assets and liabilities by managing or maximizing the net interest income under various interest rate scenarios. More complex techniques such as hedging through the use of options, financial futures, and interest rate swaps are not utilized. In addition to monitoring interest rate risk on a continual basis, the Company reviews deposit rates weekly. The emphasis has been on prudent pricing as opposed to increasing market share, and the Company has supplemented and substituted deposits using FHLB-Chicago advances in past periods when advance rates are more attractive than those obtainable on retail deposits.

MANAGEMENT'S DISCUSSION (CONT.)

        Generally, the Company utilizes the following strategies to manage its interest rate risk: (i) the Company sells substantially all of its fixed rate loans originated; (ii) the Company seeks to originate and retain ARM loans and mortgage-backed and related securities with short- to medium-term periods to re-pricing; (iii) the Company attempts to extend the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposit with longer terms, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; and (iv) the Company utilizes longer-term borrowings from the FHLB-Chicago to manage its assets and liabilities and enhance earnings. One of the Company's asset/liability management techniques involves borrowing from the FHLB-Chicago and utilizing proceeds thereof to invest in assets that mature at the same time or close to the same time as the advances are due. This use of FHLB-Chicago advances is part of the overall interest rate risk management strategy of the company. At March 31, 1996, FHLB-Chicago advances were $12.6 million or 14.6% of total assets, compared to $3.6 million or 5.2 % of total assets at March 31, 1995.

        Originating ARM rate loans and investing in adjustable-rate mortgage-backed and related security has enabled the Company to reduce interest rate risk by more closely matching the terms and repricing characteristics of its assets and liabilities. In addition, because of the relative liquidity of mortgage-backed and related securities, the Company can restructure its interest-earning asset portfolios more quickly and effectively in a changing interest rate environment. The Company's ARM loans and ARM mortgage-backed and related securities typically have annual and lifetime interest rate caps that reduce their ability to protect the Company against a prolonged and significant increase in interest rates. Further, mortgage-backed and related securities are subject to reinvestment risk. For example, during periods of falling interest rates, mortgage-backed and related securities are more likely to prepay, and the Company may not be able to reinvest the proceeds from prepayments in securities or other assets with yields similar to those of the prepaying mortgage-backed and related securities. However, mortgage-backed and related securities also are subject to extension risk, which is the risk that the effective maturity of the security may increase in a rising interest rate environment. The market value of a security with a longer maturity typically is more sensitive to changes in market rates of interest, and rising interest rates may have a more pronounced adverse effect on the market value of mortgage-backed and related securities than on other types of investment securities.

        At March 31, 1996, total interest-bearing liabilities repricing within one year exceeded total interest-bearing assets repricing in the same period by $ 3.7 million, representing a negative cumulative one-year interest rate sensitivity gap equal to 6.12% of total assets. During periods of rising interest rates, a negative interest rate sensitivity gap would tend to negatively affect net interest income while a positive interest rate sensitivity gap would tend to positively affect net interest income. Notwithstanding the positive effect on net interest income anticipated as a result of falling interest rates due to the Company's one-year gap position, the Company could experience substantial prepayments of its fixed rate mortgage loans during periods of falling interest rates, which may result in the reinvestment of such proceeds at market rates which are lower than current rates.

        The following table sets forth at March 31, 1996 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                      Amount Maturing or Repricing as of March 31, 1996
                                            -----------------------------------------------------------------------
                                                                 More Than      More Than
                                             Within    Four to    One Year    Three years
                                              Three     Twelve    to Three        to Five    Over five
                                             Months     Months       Years          Years        Years       Total

                                                                  (Dollars in thousands)
Interest-earning assets(1)
Mortgage loans:
    Fixed rate                              $   516    $   613     $ 1,113       $ 1,584       $ 5,221     $ 9,047
    Adjustable rate                          11,635     25,803       7,982         5,137          - -       50,557
Consumer loans                                  624        655       2,758         2,798            62       6,897
Commercial loans                              3,002        841         548           221          - -        4,612
Mortgage-backed securities:
    Fixed rate                                 - -        - -         - -           - -          4,629       4,629
    Adjustable rate                             448        296        - -           - -           - -          744
Interest bearing deposits                     2,465       - -         - -           - -           - -        2,465
Investment securities                           114       - -        2,800          - -            803       3,717
                                            -------    -------     -------        ---------     ------     -------
 Total interest-earning assets              $18,804    $28,208     $ 5,201       $ 9,740       $10,715     $82,668
                                            =======    =======     =======       =======       =======     =======

Interest-bearing liabilities:
Deposits(2):
    Certificates of deposit                   6,451     22,380       7,524         3,226           290      39,871
    Money  market                               231        695         555           583           250       2,314
    NOW accounts                                824      2,473       1,978         2,077           890       8,242
    Passbook savings                            678      2,054       1,639         1,721           737       6,829
Borrowings(3)                                 3,459     11,447       1,400           419           187      16,912
                                            -------    -------      -------      -------       -------      ------
 Total interest-bearing liabilities         $11,643    $39,049     $13,096      $ 8,026       $ 2,354      $74,168
                                            =======    =======     =======      =======       =======      =======
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities   $7,161   $(10,841)    $ 2,105      $ 1,714       $ 8,361      $ 8,500
                                             ======   ========     =======      =======       =======      =======
Cumulative excess (deficiency) of interest-
  earning assets over interest-bearing
  liabilities                                $7,161   $ (3,680)    $(1,575)     $   139       $ 8,500      $ 8,500
                                             ======   ========     =======      =======       =======      =======
Cumulative excess (deficiency) of interest-
  earning assets over interest-bearing
  liabilities as a percent of total assets    8.29%     -4.26%      -1.82%        0.16%         9.84%        9.84%
                                              =====     ======      ======        =====         =====        =====


     (1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization.
     (2) Although the Company's negotiable order of withdrawal ("NOW") accounts and passbook savings accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts and passbook savings accounts are assumed to be withdrawn at annual rates of 40%, 40% and 79%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. Much of the recent growth in these deposit accounts is assumed to be the result of low interest rates and it is assumed that the accounts are more susceptible to withdrawal than in the past. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $0.4 million or 0.6% of total assets.
     (3) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable rate debt may decrease in the event of an interest rate increase.

Average Balance Sheet

      The following table sets forth certain information relating to the Company's consolidated average balance sheets and the consolidated statements of operations at and for the fiscal years ended March 31, 1994, 1995 and 1996, and reflects the average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived principally from average monthly balances and include non-accruing loans. Interest income on non-accrual loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Non-accruing loans are included in the average balances and do not have a material effect on the average yield.

                                                                           Fiscal Years Ended March 31,

                                                             1996                       1995                          1994
                                               -------------------------------------------------------------------------------------
                                                 Average   Interest Average   Average  Interest Average   Average   Interest Average
                                               Outstanding  Earned/ Yield/ Outstanding  Earned/ Yield/  Outstanding  Earned/ Yield/
                                                 Balance     Paid    Rate     Balance    Paid    Rate     Balance     Paid    Rate
                                                 -------     ----    ----     -------    ----    ----     -------     ----    ----
Assets
     Interest-earning assets:
        Mortgage loans .........................   $55,624  $4,858    8.73%   $48,446   $3,885    8.02%   $45,254   $ 3,467   7.66%
        Commerical loans .......................     3,969     462   11.64      3,503      366   10.45      3,564       314   8.81
        Consumer loans .........................     6,022     591    9.81      2,834      299   10.55      2,446       225   9.20
                                                    ------   -----   -----      -----     ----   -----      -----      ----   ----
            Total loans ........................    65,615   5,911    9.01%    54,783    4,550    8.31%    51,264     4,006   7.81%
        Mortgage-backed and related securities .     4,794     353    7.36      1,232       83    6.74      3,048       185   6.07
        Interest bearing deposits in other
            financial institutions .............       430      25    5.82      1,004       42    4.18      1,484        31   2.09
        Investment securities ..................     2,937     150    5.11      2,871      157    5.47      2,313       110   4.76
        Federal Home Loan Bank stock ...........       501      34    6.79        417       23    5.52        425        27   6.35
                                                     -----   -----    ----     ------   ------    ----      -----    ------   ----
            Total interest-earning assets ......    74,277  $6,473    8.71%    60,307   $4,855    8.05%    58,534    $4,359   7.45%

                                                   -------                     ------                      -------
            Total assets .......................   $79,468                    $63,160                     $60,679
                                                   =======                    =======                     =======

Liabilities and retained earnings:
     Deposits:
        NOW accounts(1) ........................   $10,649  $  169    1.59%   $ 6,659   $  133    2.00%   $ 7,270    $  160   2.20%
        Money market deposit accounts ..........     1,517      54    3.56       - -      - -     - -         146         5   - -
        Passbook ...............................     6,956     174    2.50      8,101      193    2.38      7,415       186   2.51
        Certificates of deposit ................    36,626   2,217    6.05     32,259    1,570    4.87     31,560     1,507   4.78
                                                    ------   -----    ----     ------    -----    ----     ------     -----   ----
            Total deposits .....................    55,748   2,614    4.69     47,019    1,896    4.03     46,391     1,858   4.01
     Advances and other borrowings .............    11,263     697    6.19      5.965      318    5.33      7,823       337   4.31
                                                    ------   -----   -----     ------    -----    ----     ------     -----   ----
        Total interest-bearing liabilities .....    67,011   3,311    4.94     52,984    2,214    4.18%    54,214     2,195   4.05%
     Non-interest bearing liabilities ..........       337                      1,878                       2,101
     Equity ....................................    12,121                      8,298                       4,364
                                                   -------                    -------                     -------
        Total liabilities and retained earnings    $79,468                    $63,160                     $60,679
                                                   =======                    =======                     =======
     Net interest income/interest rate spread(2)            $3,162    3.77%             $2,641    3.87%              $2,164   3.40%
                                                            ======    =====             ======    =====              ======   =====
     Net earning assets/net interest margin(3) .   $ 7,266            4.26%   $ 7,323             4.38%   $ 4,320             3.70%
                                                   =======            =====   =======             =====   =======             =====
     Average interest-earning assets to
        average interest-bearing liabilities ...      1.11                       1.14                        1.08
                                                      ====                       ====                        ====
        ------------------------

        (1)  Includes non-interest bearing NOW accounts.

        (2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

        (3) Net interest margin represents net interest income divided by average interest-earning assets.

     Rate/Volume Analysis

         The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (change in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                            Fiscal Year Ended March 31, 1996     Fiscal Year Ended March 31, 1995
                                                       Compared to                         Compared to
                                            Fiscal Year Ended March 31, 1995     Fiscal Year Ended March 31, 1994
                                                    Increase(Decrease)                   Increase(Decrease)
                                                          Due to                              Due to
                                              --------------------------------------------------------------------------------------
                                              Rate        Volume       Total      Rate        Volume        Total
                                             ---------------------------------------------------------------------------------------
                                                                  (In thousands)
Interest-earning assets:
     Loans                                   $407         $  954      $1,361      $260         $ 284         $544
     Mortgage-backed and related securities     9            261         270        21          (123)        (102)
     Deposits                                  12            (29)        (17)       24           (13)          11
     Securities                               (11)             4          (7)       17            30           47
     FHLB stock                                 5              6          11        (4)            -           (4)
                                              ----          -----      -----       ---           ---          ---
        Total                                 422          1,196       1,618       318           178          496
                                              ---          -----       -----       ---           ---          ---

Interest-bearing liabilities:
     Deposits                                 336            382         718        13            25           38
     Borrowings                                61            318         379        72           (91)         (19)
                                              ---            ---       -----        --            --           --
       Total                                  397            700       1,097        85           (66)          19
                                              ---            ---       -----        --           ---           --

        Net change in net interest income    $ 25         $  496      $  521      $233         $ 244         $477
                                             ====         ======      ======      ====         =====         ====


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Northwest Equity Corp.


We have audited the accompanying consolidated balance sheets of Northwest Equity Corp. and Subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Equity Corp. and Subsidiary at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years ended March 31, 1996 in conformity with generally accepted accounting principles.


                                              /s/ Keller & Yoder
                                             KELLER & YODER

Wisconsin Rapids, Wisconsin
April 26, 1996


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    March 31,
                                 (In Thousands)


                                     ASSETS
                                                            1996           1995
                                                            ----           ----

Cash - including interest bearing deposits of $2,465
      at March 31, 1996 and $2,334 at March 31, 1995      $3,412         $3,086
Securities available-for-sale - fair value (Note 2)        2,859          2,656
Mortgage backed securities - market value of $5,386 at
    March 31, 1996 and $1,991 at March 31, 1995 (Note 3)   5,373          2,001
Loans held for sale - at market                              717            - -
Loans receivable - net (Note 4)                           69,963         58,400
Foreclosed properties and properties subject to
     foreclosure (Note 5)                                    127            - -
Investment in Federal Home Loan Bank stock - at
     cost - which approximates fair value                    803            417
Premises and equipment (Note 6)                            2,199          1,553
Accrued interest receivable (Note 7)                         602            461
Prepaid expenses and other assets                            300            208
                                                         -------        -------
TOTAL ASSETS                                             $86,355        $68,782
                                                   =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Savings accounts (Note 8)                           $57,256        $50,627
     Advances from Federal Home Loan Bank  (Note 9)       12,556          3,578
     Other borrowed money (Note 10)                        4,356          2,224
     Accounts payable and accrued expenses                   308            217
     Accrued income taxes (Note 11)                           15             98
                                                          ------         ------
               Total liabilities                          74,491         56,744
                                                          ------         -------

Stockholders' equity (Note 14):
     Preferred stock - $1 par value; 2,000,000 shares
      authorized; none issued                                - -            - -
     Common stock - $1 par value; 4,000,000 shares
      authorized; 1,032,517 shares issued and outstanding  1,033          1,033
     Additional paid-in capital                            6,584          6,584
     Net unrealized loss on securities available for sale    (34)          (107)
     Less unearned restricted stock plan award (Note 13)    (319)           - -
     Less unearned Employee Stock Ownership
        Plan compensation (Note 13)                         (699)          (826)
     Less treasury stock - at cost - 51,625 shares          (561)           - -
     Retained earnings - substantially restricted          5,860          5,354
                                                          ------         ------
               Total stockholders' equity                 11,864         12,038
                                                         -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $86,355        $68,782
                                                         =======        =======

           See accompanying Notes to Consolidated Financial Statements


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years Ended March 31,
                   (In Thousands except for per share amounts)



                                                          1996     1995     1994
                                                        ------   ------   ------
Interest income:
     Interest and fees on loans ....................... $5,911   $4,550   $4,006
     Interest on mortgage-backed and related securities    353       83      185
     Interest and dividends on investments ............    209      222      168
                                                        ------   ------   ------
        Total interest income .........................  6,473    4,855    4,359
                                                        ------   ------   ------

Interest expense:
     Interest on savings (Note 8) .....................  2,614    1,896    1,858
     Interest on borrowings (Note 10) .................    697      318      337
                                                        ------   ------   ------
        Total interest expense ........................  3,311    2,214    2,195
                                                        ------   ------   ------
               Net interest income ....................  3,162    2,641    2,164
Provision for loan losses (Note 4) ....................     24       17       24
                                                        ------   ------   ------

Net interest income after provision for loan losses ...  3,138    2,624    2,140
                                                        ------   ------   ------

Other income:
     Mortgage servicing fees ..........................     72       73       80
     Service charges on deposits ......................    226      227      199
     Gain on sale of mortgage loans ...................     61       19      222
     Other ............................................    117       82      124
                                                        ------   ------   ------
        Total other income ............................    476      401      625
                                                        ------   ------   ------

General and administrative expenses:
     Salaries and employee benefits ...................  1,049      833      842
     Net occupancy expense ............................    284      251      229
     Data processing ..................................    137      135      124
     Federal insurance premiums .......................    126      114      109
     Other ............................................    579      405      413
                                                        ------   ------   ------
        Total general and administrative expense ......  2,175    1,738    1,717
                                                        ------   ------   ------

Income before income taxes ............................  1,439    1,287    1,048

        Income taxes (Note 11) ........................    597      507      432
                                                        ------   ------   ------


Net income ............................................ $  842   $  780   $  616
                                                        ======   ======   ======

     Earnings per share ............................... $ 0.90   $ 0.84      N/A
                                                        ======   ======

           See accompanying Notes to Consolidated Financial Statements




                                                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         Years Ended March 31,
                                                             (In Thousands)

                                                                             Unrealized
                                                                             Gain (Loss)            Unearned
                                                                Additional on Securities  Unearned   ESOP
                                                        Common   Paid-In     Available   Restricted Compen- Treasury Retained
                                                        Stock    Capital      For Sale     Stock     sation   Stock  Earnings Total
                                                          -------------  -------------  -------------  -------------  -------------

Balance - March 31, 1993 ........................        $   --  $   --         $2        $  --     $  --     $  --  $3,958 $ 3,960
     Adjustment of carrying value of securities available
        for sale, net of deferred taxes of $48 ..........    --      --        (76)          --        --        --      --     (76)
     Net income .........................................    --      --         --           --        --        --     616     616
                                                          -----   -----      -----        -----       ---      ----     ---   -----
Balance - March 31, 1994 ................................    --      --        (74)          --        --        --   4,574   4,500
     Adjustment of carrying value of securities available
       for sale, net of deferred taxes of $20 ..........     --      --        (33)          --        --        --      --     (33)
     Net proceeds from sale of common stock issued in
        stock conversion ..............................   1,033   6,584         --           --      (826)       --      --   6,791
     Net income .........................................    --      --         --           --        --        --     780     780
                                                          -----   -----       -----        ----      ----      ----     ---   ------
Balance - March 31, 1995 ................................ 1,033   6,584       (107)          --      (826)       --   5,354  12,038
     Net income .........................................    --      --         --           --        --        --     842     842
     Adjustment of carrying value of securities available
        for sale, net of deferred taxes of $47 ..........    --      --         73           --        --        --      --      73
     Acquistion of common stock for awards ..............    --      --         --         (459)       --        --      --    (459)
     Amortization of unearned ESOP and restricted stock
       award ............................................    --      --         --          140       127        --      --     267
     Purchase of treasury stock - 51,625 shares .........    --      --         --           --        --      (561)     --    (561)
     Cash dividends - $.33 per share ....................    --      --         --           --        --        --    (336)   (336)
                                                           ----   -----        ---          ---      ----       ---   -----   -----

Balance - March 31, 1996 ................................$1,033  $6,584      ($ 34)       ($319)    ($699)    ($561) $5,860 $11,864
                                                         ======  ======       ====         ====     ======     ====  ====== =======
                                                See accompanying Notes to Consolidated Financial Statements



                                       NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years Ended March 31,
                                                  (In Thousands)



                                                                                               1996       1995       1994
                                                                                           --------   --------   --------

Cash provided by operating activities:
     Net income .........................................................................  $    842   $    780   $    616
        Adjustments to reconcile net income to net cash
            provided by operations:
               Depreciation .............................................................       115         99         90
               Provision for loan losses ................................................        24         17         24
               Deferred income taxes ....................................................        16         12        (67)
               Amortization of ESOP and restricted stock awards .........................       267       --         --
               Gain on sale of investments ..............................................      --         --           (7)
               Proceeds from sales of mortgage loans ....................................     5,974      1,676     15,965
               Loans originated for sale ................................................    (6,630)    (1,657)   (15,742)
               Decrease (increase) accrued interest receivable ..........................      (141)       (95)        (6)
               Decrease (increase) prepaid expenses and other assets ....................       (92)       348       (324)
               Increase (decrease) accrued interest payable .............................       (34)      (236)      (139)
               Increase (decrease) accrued income taxes payable .........................       (83)       (67)        20
               Increase (decrease) other accrued liabilities ............................       125        215         (8)
                                                                                           --------   --------   --------

        Net cash provided by operating activities .......................................       383      1,092        422
                                                                                           --------   --------   --------

Cash provided by investing activities:
     Principal collected on long-term loans .............................................    18,922     19,474     17,817
     Long-term loans originated or acquired .............................................   (30,636)   (26,897)   (19,231)
     Purchases of mortgage-backed securities ............................................    (3,923)    (1,006)      --
     Principal collected on mortgage-backed securities ..................................       551        561      2,180
     Proceeds from sale of foreclosed property ..........................................      --           72        219
     Purchase of office properties and equipment ........................................      (761)       (54)       (90)
     Proceeds from sale of investment securities ........................................      --         --        2,019
     Proceeds from maturity of investment securities ....................................      --         --          500
     Purchase of investments ............................................................      (593)      (306)    (4,329)
                                                                                           --------   --------   --------

        Net cash (used in) investing activities .........................................   (16,440)    (8,156)      (915)
                                                                                           --------   --------   --------




                            See accompanying Notes to Consolidated Financial Statements



                                                    NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Years Ended March 31,
                                                               (In Thousands)



                                                                                               1996       1995       1994

                                                                                           --------   --------   --------

Cash provided by financing activities:
     Net increase (decrease) in savings accounts ........................................     6,629      3,097     (1,541)
     Net increase (decrease) in short-term borrowings ...................................     2,282        (50)     1,585
     Repayments of long-term financing ..................................................      (622)    (1,925)    (1,000)
     Proceeds from long-term financing ..................................................     9,450        220       --
     Purchases of treasury stock ........................................................      (561)      --         --
     Acquisition of common stock for incentive plan .....................................      (459)      --         --
     Dividends paid .....................................................................      (336)      --         --
     Net proceeds from sale of common stock .............................................      --        6,791       --
                                                                                           --------   --------   --------

        Net cash provided by (used in) financing activities .............................    16,383      8,133       (956)
                                                                                           --------   --------   --------

Increase (decrease) in cash and equivalents .............................................       326      1,069     (1,449)
     Cash and equivalents - beginning ...................................................     3,086      2,017      3,466
                                                                                           --------   --------   --------

     Cash and equivalents - ending ......................................................  $  3,412   $  3,086   $  2,017
                                                                                           ========   ========   ========




Supplemental disclosures of cash flow information:

     Loans receivable transferred to foreclosed properties
        and properties subject to foreclosure ...........................................  $    127   $     63   $     90

     Properties subject to foreclosure transferred to
        loans receivable ................................................................      --         --            4

     Interest paid ......................................................................     3,345      2,450      2,334

     Income taxes paid ..................................................................       680        562        479


                            See accompanying Notes to Consolidated Financial Statements




                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.     Summary of Significant Accounting Policies:

            Northwest Equity Corp. (the "Company") is the holding company for Northwest Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. On October 7, 1994, the Bank completed its conversion from a Wisconsin state-chartered mutual savings bank to a Wisconsin state-chartered stock savings bank. On that date, the Company issued and sold 1,032,517 shares of its common stock at $8.00 per share to complete the conversion. The Company acquired all of the issued and outstanding capital stock of the Bank using a portion of the net proceeds from the conversion.

            Business:

            The Company provides a wide range of financial services to individual customers through the Bank with Wisconsin locations in Polk, St. Croix and Burnett Counties. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

            Basis of Financial Statement Presentation:

            The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company since October 7, 1994 and its wholly-owned subsidiary, Northwest Savings Bank, and its subsidiary, Amery Service Agency, Inc. for the entire period presented. Significant intercompany accounts and transactions have been eliminated. In preparing financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses.

            Cash and Cash Equivalents:

            Cash and cash equivalents consist of cash and investments with maturities of three months or less.

            Investment and Mortgage-Backed and Related Securities:

            Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity or on a long-term basis, they are classified as held-to-maturity and carried at amortized historical cost plus accrued interest. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value.

            Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors. Gains and losses on sales are determined by the specific identification method.

            Loans Held for Sale:

            Loans held for sale in the secondary market are recorded at the lower of aggregate cost or market value and generally consist of current production of fixed-rate mortgage loans. Fees received from the borrower are deferred and recorded as an adjustment of the sales price.





                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 1.     Summary of Significant Accounting Policies - Continued:

            Loans Receivable:

            Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees and discounts. Interest on loans is recorded as income as borrowers' monthly payments become due. Generally, allowances are established for uncollected interest on which any payments are more than ninety days past due.

            Allowance for Loan Losses:

            The Bank provides valuation allowances for estimated losses on loans at a level considered adequate by management to provide for potential loan losses. The adequacy of the allowance is based on management's valuation of the loan portfolio, past loan experience and current and prospective economic conditions.

            The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114 in May, 1993 relative to accounting and reporting standards for loan impairments. Statement No. 114, which was amended by Statement No. 118, requires that impaired loans be measured at the present value of expected future cash flows measured at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank adopted Statements No. 114 and 118 at April 1, 1995 and such adoption had no effect on the Company's financial condition or results of operations.

            Foreclosed Properties and Properties Subject to Foreclosure:

            Real estate owned which was acquired by foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value less estimated costs to sell at date of foreclosure. Costs related to the development and improvement of property are capitalized, whereas costs related to holding property are expensed. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Real estate in judgment and subject to redemption is carried at cost less an allowance for estimated losses.

            Premises and Equipment:

            Land is carried at cost. Buildings, furniture fixtures and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets.

            Loan Fees:

            Loan origination and commitment fees and certain direct loan costs are being deferred and the net amount amortized as an adjustment of the related loan's yield by the level yield method over the contractual life of the loan.


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 1.     Summary of Significant Accounting Policies - Continued:

            Loan Sales:

            The Bank generates additional funds for lending by selling whole and/or participating interests in real estate loans. Gains or losses on such sales are recognized at the time of sale and are determined by the difference between the net sales proceeds and the unpaid principal balance of the loans sold adjusted for any yield differential, servicing fees and servicing cost applicable to future years.

            Income Taxes:

            The Company and its subsidiary file a consolidated federal income tax return and separate state income tax returns. Financial statement provisions are made in the income tax expense accounts for deferred taxes applicable to income and expense items reported in different periods than for income tax purposes. The Company accounts for income taxes on the liability method. Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law.

            Earnings Per Share:

            Earnings per share is calculated by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding since conversion. The resulting number of shares used in computing earnings per share in 1996 and 1995 is 930,863 and 929,265, respectively.

            Pending Accounting Changes:

            The FASB issued SFAS No. 123 in October 1995 relative to accounting and reporting standards for stockbased employee compensation plans. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method for all employee stock compensation plans. However, the Statement also allows an entity to continue to measure compensation cost for these plans using an intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25). Entities electing to retain the accounting treatment under APB No. 25 must make pro forma footnote disclosure of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. Management has not decided which method it will elect.

            The FASB isssued SFAS No. 122 in July, 1995 relative to accounting and reporting for mortgage servicing rights. SFAS No. 122 is effective for years beginning after December 15, 1995. The Statement requires that a mortgage banking enterprise recognize as a separate asset the rights to service mortgage loans for others, whether those rights are purchased or originated. The Company anticipates that the adoption of the Statement will not have a material effect on the financial condition or results of operation.

            Reclassifications:

            Certain  amounts  in  the  1995  and  1994  consolidated   financial
            statements have been reclassified to conform to the 1996 reporting classification.


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 2.     Securities Available-for-Sale:

            Securities available-for-sale consist of the following at March 31:

                                                                            Gross          Gross
                                                           Amortized      Unrealized     Unrealized        Fair
                          1996                                Cost          Gains          Losses         Value
               ----------------------------               -------------  -------------  -------------  -------------
                                                                               (In Thousands)

               U.S. Treasury and agency obligations             $2,800    $       - -            $55         $2,745
               Other                                               114            - -            - -            114
                                                          -------------  -------------  -------------  -------------
                                                                $2,914    $       - -            $55         $2,859
                                                          =============  =============  =============  =============
                          1995
               ----------------------------

               U.S. Treasury and agency obligations             $2,802    $       - -           $176         $2,626
               Other                                                30            - -            - -             30
                                                          -------------  -------------  -------------  -------------
                                                                $2,832    $       - -           $176         $2,656
                                                          =============  =============  =============  =============


               Securities maturing in one year or less and after one year through five years was $114,000 and $2,800,000, respectively at March 31, 1996.


Note 3.     Mortgage-Backed Securities:

            The carrying values and estimated market values of mortgage-backed securities are summarized as follows at:


                                                                            Gross          Gross
                                                           Amortized      Unrealized     Unrealized       Market
                                                              Cost          Gains          Losses         Value
                                                          -------------  -------------  -------------  -------------
                                                                              (In Thousands)

                     March 31, 1996
               ----------------------------
               FNMA certificates                                $2,220            $21            $35         $2,206
               GNMA certificate                                  2,659             34            - -          2,693
               FHLMC certificates                                  494            - -              7            487
                                                          -------------  -------------  -------------  -------------

                                                                $5,373            $55            $42         $5,386
                                                          =============  =============  =============  =============
                     March 31, 1995
               ----------------------------

               FNMA certificates                                  $837          $ - -            $10           $827
               GNMA certificate                                  1,005            - -            - -          1,005
               Collateralized mortgage obligations                 159            - -            - -            159
                                                          -------------  -------------  -------------  -------------

                                                                $2,001          $ - -            $10         $1,991
                                                          =============  =============  =============  =============


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 4.     Loans Receivable:

            Loans receivable are summarized as follows as of March 31:

                                                       1996           1995
                                              -------------  -------------
               Real estate mortgage loans:              (In Thousands)
                  One to four families              $48,360        $42,501
                  Other                              11,244          7,570
               Commercial loans                       4,612          4,450
               Consumer loans                         6,897          4,313
                                              -------------  -------------
                       Totals                        70,396         58,834
               Less: Allowance for losses              (433)          (434)
                                              -------------  -------------
                       Total loans receivable       $69,963        $58,400
                                              =============  =============

            The following is an analysis of the allowance for loan losses for the years ended March 31:

                                              1996           1995          1994
                                              ----           ----          ----
                                                        (In Thousands)
                 Balance - beginning          $434           $436          $455
                   Provision charged to income  24             17            24
                   Loans charged off           (25)           (19)          (43)
                                                --             --            --
                 Balance - ending             $433           $434          $436
                                              ====           ====          ====

            Loans serviced for others are not included in the above amounts. They totaled $22,874,000, $19,537,000 and $19,922,000 at March 31,
            1996, 1995 and 1994, respectively.


Note 5.     Foreclosed Properties and Properties Subject to Foreclosure:

            Foreclosed properties and properties subject to foreclosure are summarized as follows at March 31:

                                                       1996           1995
                                              -------------  -------------
                                                        (In Thousands)
               Real estate owned                        $45       $    - -
               Real estate in foreclosure                82            - -
                                              -------------  -------------
                                                       $127       $    - -
                                              =============  =============


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 6.     Premises and Equipment:

            Premises and equipment are summarized by major classification as follows at March 31:

                                                        1996           1995
                                               -------------  -------------
                                                        (In Thousands)
               Land and improvements                    $545           $409
               Buildings and improvements              1,438          1,119
               Furniture, fixtures and equipment         900            684
                                               -------------  -------------
                      Total                            2,883          2,212
               Less accumulated depreciation             684            659
                                               -------------  -------------
                                                      $2,199         $1,553
                                               =============  =============


Note 7.     Accrued Interest Receivable:

            Accrued  interest  receivable is comprised of the following at March
            31:

                                                        1996           1995
                                               -------------  -------------
                                                        (In Thousands)
                 Loans receivable                       $506           $383
                 Mortgage backed obligations              33             12
                 Investments                              63             66
                                               -------------  -------------
                                                        $602           $461
                                               =============  =============

               The Bank has provided an allowance for uncollected interest on loans at March 31, 1996 and 1995 of $21,000 and $8,000, respectively.


Note 8.     Savings Accounts:

            Savings accounts are summarized as follows at March 31:
                                                  1996               1995
                                             ---------------    ----------------
                                                    Weighted            Weighted
                                                     Average             Average
                                             Amount    Rate     Amount     Rate
                                             ------    ----     ------     ----
                                                      (In Thousands)

               Passbook rates                $6,829   2.51%     $6,916     2.50%
               NOW accounts                   8,487   3.17%      6,242     1.96%
               Demand deposits                2,069    - -       2,259      - -
               Certificates of deposit       39,871   5.85%     35,210     5.59%
                                             ------             ------

               Total savings accounts       $57,256   4.84%    $50,627     4.47%
                                            =======             =======


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 8.     Savings Accounts - Continued:

            Certificates of deposit have scheduled maturity dates as follows at March 31, 1996 (in thousands):

                                               1997                  $28,831
                                           1998 - 1999                 7,524
                                           2000 - 2001                 3,516

            The total amount of certificates of deposits with balances in excess of $100,000 was $2,250,000 and $1,700,000 at March 31, 1996 and
            1995, respectively.

            Interest on savings deposits is summarized as follows for the years ended March 31:

                                           1996           1995           1994
                                   -------------  -------------  -------------
                                                  (In Thousands)
               MMDA and NOW accounts        $268           $133           $164
               Savings deposits              174            193            188
               Certificates of deposit     2,172          1,570          1,506
                                   -------------  -------------  -------------
                     Total                $2,614         $1,896         $1,858
                                   =============  =============  =============


Note 9.     Advances From Federal Home Loan Bank:

            Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by all stock in the FHLB and qualifying first mortgage loans aggregating 170% of the amount of outstanding advances. The following is a summary of these advances at March 31:
                                                                1996       1995
                                                                ----       ----
                                                                 (In Thousands)
         Advances due within current year with variable rates
         (5.6% at March 31, 1996 and 6.6% at March 31, 1995)   $1,650    $1,500
         Advances due in the following years with rates from
         4.00% to 8.31%                         1996              - -       600
                                                1997            8,900       - -
                                                1998              850       850
                                                1999              550       - -
                                       2000 and after             606       628
                                                              -------    ------
                                                              $12,556    $3,578
                                                              =======    ======

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 10.    Other Borrowed Money:

            Other borrowed money is summarized as follows at March 31:
                                                       1996           1995
                                              -------------  -------------
                                                           (In Thousands)
  Note payable from a bank due with interest
    at 2% over prime in August, 1996, unsecured.        $58            $38
  Retail security repurchase agreements with
    weighted-average interest rates of 6.08%
    and  6.52% at March 31, 1996 and 1995,            4,298          2,186
    respectively.                              -----------  -------------
                                                     $4,356         $2,224
                                              =============  =============

            The retail repurchase agreements are generally for terms of less than one year and are collateralized by investments and loans with carrying values of $4,477,000 and $2,297,000 at March 31, 1996 and 1995, respectively.

            Interest on borrowings is summarized as follows for the years ended March 31:

                                             1996           1995           1994
                                    -------------  -------------  -------------
                                                  (In Thousands)
               FHLB advances                 $458           $207           $250
               Other borrowed money           239            111             87
                                    -------------  -------------  -------------
                                             $697           $318           $337
                                    =============  =============  =============


Note 11.    Income Taxes:

            The provision for income taxes differs from that computed at the federal and state statutory corporate rates as follows for the years ended March 31:

                                              1996           1995           1994
                                       -----------  -------------  -------------
                                                    (In Thousands)
   Tax at federal statutory rate              $489           $438           $356


    Increases (decreases) in taxes:
     State income taxes net of federal benefit  79             71             58
     Other                                      29             (2)            18
                                      ------------  -------------  -------------

       Federal and state income taxes         $597           $507           $432
                                      ============  =============  =============

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 11.    Income Taxes - Continued:

            The provision for income taxes consists of the following for the years ended March 31:

                                           1996           1995           1994
                                  -------------  -------------  -------------
                                                (In Thousands)
               Current                     $613           $518           $423
               Deferred                     (16)            (8)            11
                                  -------------  -------------  -------------

                                           $597           $507           $432
                                  =============  =============  =============

            The Bank has qualified under the provisions of the Internal Revenue Code which permit as a deduction from taxable income an allowance for bad debts which differs from the provision for such losses charged to income. Accordingly, retained earnings at March 31, 1996 includes approximately $1,532,000 for which no provision for income taxes has been made. If in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal and state income taxes may be imposed at the then applicable rates.

            The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are summarized as follows at March 31:

                                             1996           1995           1994
                                    -------------  -------------  -------------
                                                   (In Thousands)
    Provision for loan losses                 $80           $114           $143
    Valuation allowance for securities
       held for sale                           22             70             50
    Accrued compensation                       22             20             17
    Stock incentive plan                       56            - -            - -
    Other                                       1              1             (1)
                                    -------------  -------------  -------------
      Total deferred tax assets               181            205            209
                                    -------------  -------------  -------------
    Depreciation                             (121)          (113)          (105)
    FHLB common stock dividends               (17)           (17)           (17)
                                    -------------  -------------  -------------
      Total deferred tax liabilities         (138)          (130)          (122)
                                    -------------  -------------  -------------

                                              $43            $75            $87
                                    =============  =============  =============


Note 12.    Financial Instruments With Off-Balance Sheet Risk:

            The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. Commitments to extend credit involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amount reflects the extent of involvement the Company has in this particular financial instrument.




                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 12.    Financial Instruments With Off-Balance Sheet Risk - Continued:

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates the creditworthiness of each customer on a case by case basis.

            The Company generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of one-to-four family residences located in Northwestern Wisconsin. Commitments to sell mortgage loans represent commitments to sell mortgage loans to other entities at a future date and at a specified price. Commitments to sell mortgage loans and commitments to extend credit are generally exercised and fulfilled within ninety days. The fair value of mortgage loans held for sale plus the commitments to extend credit generally offset the commitments to sell mortgage loans. Both the commitments to extend credit and the commitments to sell mortgage loans are at current market rates.

            At March 31, 1996, the Company was committed to originate approximately $2,715,000 and $1,917,000 of first mortgage loans and other loans, respectively. In addition, the undisbursed portion of other credit lines were $1,091,000 at March 31, 1996 and commitments to acquire investment securities (when issued in April, 1996) was $1,553,000.

            In the normal course of business, various legal proceedings involving the Company are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions.


Note 13.    Employee Benefit Plans:

            The Company has a qualified defined contribution plan covering substantially all full-time employees who have completed one year of service and are at least 21 years old. During the years ended March 31, 1996, 1995 and 1994, the Bank contributed $29,000, $54,000 and
            $54,000, respectively, to this plan.

            On  April  1,  1994,  the  Company  established  an  Employee  Stock
            Ownership Plan ("ESOP") for substantially all of its full-time employees. As part of the stock conversion, the ESOP borrowed
            $826,000 from the Company and purchased 103,250 shares of the Company's common stock. The debt bears interest at 8% and is collateralized by the shares of common stock held by the ESOP. The Bank is committed to make cash payments to the ESOP in amounts sufficient for it to meet the debt service requirements over a seven year term. The unpaid balance of the ESOP loan has been eliminated in consolidation and the amount of unearned ESOP compensation expense is shown as a reduction of stockholders' equity. ESOP expense for the year ended March 31, 1996 totaled $140,000. At March 31, 1996 the number of shares allocated, committed to be released and suspense shares were none, 14,750 and 88,500, respectively. The fair value of unearned shares at March 31, 1996 was $918,000.




                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 13.    Employee Benefit Plans - Continued:

            The Bank established an employee stock incentive plan on October 10, 1995. The Bank purchased 41,300 shares for $459,000 and awarded them to officers and employees of the Bank. The shares awarded vest 33.33% per year commencing October, 1996. The aggregate purchase price of the shares is being amortized to compensation expense as the participants become vested. The unamortized cost is being refected as a reduction of shareholders' equity as unearned restricted stock. Compensation expense of $135,000 was recognized for the year ended March 31, 1996.

            On October 10, 1995, the Company granted 103,251 shares of common stock for a non-qualified stock option plan for employees and directors. All such options are currently excercisable at $10.00 per share and expire in October 2005. At March 31, 1996 there were no options granted under the stock option plan that have been excercised or cancelled.


Note 14.    Stockholders' Equity:

            On September 1, 1993, the Board of Directors of the Bank adopted a plan under which the Bank would convert from a mutual savings bank to a stock savings bank with the concurrent formation of a holding company. On October 7, 1994, the Company sold 1,032,517 shares of common stock at $8.00 per share. Net proceeds from the conversion, after recognizing conversion expenses and underwriting costs of $643,000, were $6,791,000.

            At the time of conversion, the Bank established a "Liquidation Account" in an amount equal to the Bank's net worth as of the date of the latest consolidated financial statements. The Liquidation
            Account will be maintained for the benefit of depositors who continue to maintain their deposits in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. In the event of a complete liquidation, and only in such an event, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then-current adjusted balance for deposits then held, before any liquidation distribution may be made with respect to the stockholders. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict use or application of stockholders' equity.

            Deposits of the Bank are insured to the maximum allowable amounts by the Savings Association Insurance Fund ("SAIF") as administered by the Federal Deposit Insurance Corporation ("FDIC"). FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, the Bank is required to meet the following capital standards: (1) Tier 1 capital in an amount not less than 3% of total assets; (2) Tier 1 capital in an amount not less than 4% of risk-weighted assets; and (3) total capital in an amount not less than 8% of risk-weighted assets. Tier 1 capital is defined to include the Bank's common shareholders' equity. Total capital is defined to include Tier 1 capital plus the allowance for loan losses and the adjustment of the carrying value of securities held for sale. The risk-based capital requirements presently address credit risk related to both recorded assets and off balance sheet commitments and obligations. Risk weighted assets for regulatory purposes at March 31, 1996 totaled $56,092,000.





                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 14.    Stockholders' Equity - Continued:

            The Bank's various regulatory capital measurements are summarized below at March 31, 1996:

          Stockholder's equity                                           $9,585
          Add:  Net unrealized loss on securities available-for-sale         34
                                                                       --------
               Tier 1 Capital                                             9,619
          Add:  Qualifying general loan loss allowance                      433
                                                                       --------
               Total capital ratio and risk-weighted capital ration     $10,052
                                                                       ========


            The following table summarizes the Bank's capital amounts and ratios and the respective amounts required by the FDIC and the state of Wisconsin at March 31, 1996:

                  Amounts (In Thousands)    Actual        Required        Excess
                                       -----------  -------------  -------------

               Tier 1 capital ratio         $9,619         $2,554         $7,065
               Total capital ratio          10,052          3,406          6,646
               Risk-weighted capital ratio  10,052          4,487          5,565
               State of Wisconsin           10,052          5,180          4,872

                 Ratios                     Actual        Required        Excess
                                     -------------  -------------  -------------

               Tier 1 capital ratio         11.30%          3.00%          8.30%
               Total capital ratio          11.81%          4.00%          7.81%
               Risk-weighted capital ratio  17.92%          8.00%          9.92%
               State of Wisconsin           11.64%          6.00%          5.64%


Note 15.    Fair Values of Financial Instruments:

            The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

            Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets fair values.

            Investments and mortgage-backed securities: Fair values for investments and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

            Loans receivable: For variable-rate mortgage loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.





                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 15.    Fair Values of Financial Instruments - Continued:

            The fair values for commercial real estate loans, rental property mortgage loans and consumer and other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

            Deposits: The fair values disclosed for interest and noninterest checking accounts, passbook accounts and money market accounts are, by definition, equal to the amount payable on demand at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

            Federal Home Loan Bank Advances: The Bank's long-term borrowings are estimated using the discounted cash flow analysis, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

            The carrying amounts and fair values of the Bank's financial instruments consisted of the following at March 31:

                                                                     1996                          1995
                                                          ----------------------------  ----------------------------

                                                             Carrying          Fair         Carrying          Fair
                                                              Value           Value          Value           Value

                                                          -------------  -------------  -------------  -------------
            Financial assets:
               Investment securities                            $3,662         $3,662         $3,073         $3,073
               Mortgage-backed securities                        5,373          5,386          2,001          1,991
               Loans receivable:
                 Real estate - one-to-four family               48,360         48,858         42,501         44,266
                 Real estate - other                            11,244         11,360          7,570          7,492
                 Other loans                                    11,509         11,737          8,763          8,683
                                                          -------------  -------------  -------------  -------------
                                                               $80,148        $81,003        $63,908        $65,505
                                                          =============  =============  =============  =============

            Financial liabilities:
               Savings deposits and checking accounts          $17,385        $17,385        $15,417        $15,417
               Certificates of deposit                          39,871         39,747         35,210         34,900
               Federal Home Loan Bank Advances                  12,556         12,526          3,578          3,523
               Other borrowed money                              4,356          4,332          2,224          2,215
                                                          -------------  -------------  -------------  -------------
                                                               $74,168        $73,990        $56,429        $56,055
                                                          =============  =============  =============  =============


Note 16.    Contingent Liabilities:

            Legislation is currently proposed to bring the Savings Association Insurance Fund (SAIF) into parity with the Bank Insurance Fund
            (BIF). At present, it is anticipated that a one time assessment of .8% to .85% of assessable SAIF deposits at March 31, 1995 will be made by the SAIF members. This amount would be a one time charge to earnings and approximate $278,000, net of income taxes, for the Bank.





                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 17.    Parent Company Only Financial Information:

            Balance Sheets - at March 31:                   1996           1995
                                                   -------------  -------------
                                                           (In Thousands)
            Assets
               Cash and cash equivalents                  $2,239            $63
               Investment securities held to maturity        - -          3,300
               Investment in subsidiary                    9,585          8,616
               Deferred income tax assets                     55            - -
               Other current assets                            7             59
                                                   -------------  -------------
                                                         $11,886        $12,038
                                                   =============  =============

            Liabilities                                      $22        $   - -
            Stockholders' Equity                          11,864         12,038
                                                   -------------  -------------
                                                         $11,886        $12,038
                                                   =============  =============

            Statement of  Operations - for the year ended March 31, 1996 and the period from inception (October 7, 1994) through March 31, 1995:
                                                             1996           1995
                                                    -------------  -------------
                                                           (In Thousands)

            Interest income                                  $198            $58
            Equity in undistributed net income of subsidiary  968            448
                                                    -------------  -------------
              Total income                                  1,166            506
            Other expense                                     277             19
                                                    -------------  -------------
              Income before provision for income taxes        889            487
            Income taxes                                      (26)            13
                                                    -------------  -------------
              Net income                                     $915           $474
                                                    =============  =============

      Statement of Cash Flows - for the year ended  March 31, 1996 and the period from inception (October 7, 1994) through March 31, 1995:
                                                            1996           1995
                                                   -------------  -------------
                                                             (In Thousands)
       Operating activities:
        Net income                                          $915           $474
         Adjustments to reconcile net income to
          net cash used in operating activities:
           Equity in net income of subsidiary               (968)          (448)
           Deferred income taxes                             (55)           - -
           Amortization of ESOP and restricted stock awards  267            - -
           (Increase) decrease in other current assets        52            (59)
           Increase (decrease) in other liabilities           22            - -
                                                   -------------  -------------
            Net cash used in operating activities            233            (33)
                                                   -------------  -------------



                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 17.    Parent Company Only Financial Information - Continued:

            Statement of Cash Flows - for the year ended  March 31, 1996 and the period from inception (October 7, 1994) through March 31, 1995:
                                                           1996           1995
                                                  -------------  -------------
                                                            (In Thousands)
       Investment activities:
        Purchase of investment securities             $     - -        ($3,300)
        Purchase of common stock for the treasury          (561)           - -
        Purchase of common stock for incentive plan        (460)           - -
        Maturity of investment securities                 3,300            - -
        Cash dividends                                     (336)           - -
        Purchase of common stock of subsidiary              - -         (3,395)
                                                  -------------  -------------
          Net cash used in investment activities          1,943         (6,695)
                                                  -------------  -------------
       Financing activities:
        Net proceeds from issuance of common stock          - -          6,791
                                                  -------------  -------------
          Net increase in cash                            2,176             63
       Cash and cash equivalents - beginning                 63            - -
                                                  -------------  -------------
       Cash and cash equivalents - ending                $2,239            $63
                                                  =============  =============

Note 18.    Quarterly Consolidated Financial Information (Unaudited):

                                                                                    1996
                                                          ----------------------------------------------------------

                                                            June 30,      Sept. 30,       Dec. 31,      March 31,
                                                          -------------  -------------  -------------  -------------
                                                                               (In Thousands)

               Interest and dividend income                     $1,469         $1,596         $1,694         $1,714
               Interest expense                                    707            815            889            900
                                                          -------------  -------------  -------------  -------------
                  Net interest income                              762            781            805            814
               Provision for loan losses                             6              6              6              6
                                                          -------------  -------------  -------------  -------------
                  Net interest income after provision for
                       loan losses                                 756            775            799            808
               Non-interest income                                 112            137            118            109
               Non-interest expense                                480            506            605            584
                                                          -------------  -------------  -------------  -------------
                  Income before income taxes                       388            406            312            333
               Income taxes                                        154            177            141            125
                                                          -------------  -------------  -------------  -------------
                  Net income                                      $234           $229           $171           $208
                                                          =============  =============  =============  =============

               Earnings per share                                $0.23          $0.22          $0.18          $0.23
               Dividends                                         $0.07          $0.08          $0.09          $0.09
               Market information:
                  Trading range - high                           $9.50         $10.68         $11.32         $10.50
                                              low                $8.68          $9.00         $10.00         $10.00
                                              close              $8.75         $10.32         $10.62         $10.32



                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note 18.    Quarterly Consolidated Financial Information (Unaudited) - Continued:

                                                                                    1995
                                                          ----------------------------------------------------------

                                                            June 30,      Sept. 30,       Dec. 31,      March 31,
                                                          -------------  -------------  -------------  -------------
                                                                               (In Thousands)

               Interest and dividend income                     $1,091         $1,174         $1,266         $1,324
               Interest expense                                    516            549            543            606
                                                          -------------  -------------  -------------  -------------
                  Net interest income                              575            625            723            718
               Provision for loan losses                             3              3              5              6
                                                          -------------  -------------  -------------  -------------
                  Net interest income after provision for
                       loan losses                                 572            622            718            712
               Non-interest income                                 100            120             87             94
               Non-interest expense                                422            433            420            463
                                                          -------------  -------------  -------------  -------------
                  Income before income taxes                       250            309            385            343
               Income taxes                                         97            127            150            133
                                                          -------------  -------------  -------------  -------------
                  Net income                                      $153           $182           $235           $210
                                                          =============  =============  =============  =============

               Earnings per share                             $    - -       $    - -          $0.23          $0.21
               Dividends                                      $    - -       $    - -       $    - -       $    - -

               Market information:
                  Trading range - high                        $    - -       $    - -          $8.50          $9.25
                                              low             $    - -       $    - -          $6.75          $7.25
                                              close           $    - -       $    - -          $7.25          $8.88



                                                                                       1994
                                                          ----------------------------------------------------------
                                                            June 30,      Sept. 30,       Dec. 31,      March 31,
                                                          -------------  -------------  -------------  -------------
                                                                               (In Thousands)
               Interest and dividend income                     $1,119         $1,099         $1,106         $1,035
               Interest expense                                    582            558            540            515
                                                          -------------  -------------  -------------  -------------
                  Net interest income                              537            541            566            520
               Provision for loan losses                             6              6              6              6
                                                          -------------  -------------  -------------  -------------
                  Net interest income after provision for
                       loan losses                                 531            535            560            514
               Non-interest income                                 181            163            145            136
               Non-interest expense                                391            419            447            460
                                                          -------------  -------------  -------------  -------------
                  Income before income taxes                       321            279            258            190
               Income taxes                                        125            112            101             94
                                                          -------------  -------------  -------------  -------------
                  Net income                                      $196           $167           $157            $96

                                                          =============  =============  =============  =============



                             SHAREHOLDER INFORMATION

Board of Directors of Northwest Equity
Corp. and  Northwest  Savings  Bank
- -----------------------------------
Brian L. Beadle
President,  Chief Executive Officer,
Chief Financial Officer and Director
of  the  Company;  President,  Chief
Executive Officer,  Chief  Financial
Officer and  Director  of  the  Bank
since 1976.
President,  Chief Executive Officer,
Chief Financial Officer and Director
of  the  Company;  President,  Chief
Executive Officer,  Chief  Financial
Officer and  Director  of  the  Bank
since 1976.

Gerald J. Ahlin
Director of  the  Company;  Director
of the Bank since 1985; prior to his
retirement  in  1992,  business  and
economics  teacher  at  Amery Public
Schools, Amery, Wisconsin.

Vern E. Albrecht
Director  of  the  Company; Director
of the Bank since 1989; prior to his
retirement in 1991,  President  and
principal  owner  of  Nova  Tran
Corporation,  an electronics  and
medical manufacturing company, Clear
Lake, Wisconsin.

Michael D. Jensen
Director  of the  Company;  Director
of the Bank since 1986; President of
Amery Telcom, Inc., a communications
company.

Donald M. Michels
Director  of the  Company;  Director
of the Bank since 1987; prior to his
retirement  in  1991,  President  of
Holy Family  Hospital, New Richmond,
Wisconsin.
 .
Norman M. Osero
Director  of the  Company;  Director
of the Bank since 1992; President of
Dynatronix, Inc., Amery,  Wisconsin,
an electronic manufacturing company,
and   Vice   President   of   Amery
Technical   Products,  Inc.,  Amery,
Wisconsin,   a  subcontractor
manufacturing company.

James A. Counter
Director of the Company; Director of
Bank since 1995; Owner of J.A.Counter
& Associates,  Inc.,  New  Richmond,
WI, an insurance, financial planning
and investment brokerage.


Executive Officers of Northwest Equity
Corp. and Northwest Savings Bank
- -------------------------------------
Brian L. Beadle
President,  Chief Executive Officer,
Chief Financial Officer and Director
of  the  Company;  President,  Chief
Executive  Officer,  Chief Financial
Officer  and  Director of  the  Bank
since 1976.
James L. Moore
Vice President and Secretary of the
Company; Senior Vice President  and
Secretary of the Bank since 1990.

           Headquarters
- -----------------------------------
North west Equity Corp.
234 Keller Avenue South
Amery, Wisconsin 54001
(715) 268-7105
Northwest Savings Bank
234 Keller Avenue South
Amery, Wisconsin 54001
(715) 268-7105
        Northwest Savings Bank-
         Bank Office Locations
- ------------------------------------
Home Office:
234 Keller Avenue South
Amery, Wisconsin 54001
(715) 268-7105
Branch Offices:
New Richmond Office
532 Knowles Avenue South
New Richmond, Wisconsin 54017

Siren Office
24082 Highway 35 North
Siren, Wisconsin 54872

      Shareholder/Media Relations
- ------------------------------------
Shareholders, investors, analysts, the
news media  and others  interested  in
additional  information   may  contact
Brian  L. Beadle, President and  Chief
Executive  Officer  of the Company, at
the Company's headquarters.

    Annual Report on Form 10-KSB
- -------------------------------------
A copy  of  Northwest  Equity  Corp.'s
Form 10-KSB filed with the  Securities
and  Exchange Commission is  available
without charge by writing:
    Brian L. Beadle, President
    Northwest Equity Corp.
    234 Keller Avenue South
    Amery, Wisconsin 54001






           Annual Meeting
- --------------------------------------
The   second   annual   meeting   of
shareholders of Northwest Equity Corp.
will be held at 2:00 p.m., Amery time,
August 13, 1996,  at Centennial  Hall,
608   Harriman   Ave.  South,   Amery,
Wisconsin 54001
               Auditors
- --------------------------------------
Keller & Yoder
400 Daly Avenue, Suite 200
Wisconsin Rapids, WI 54495
            Legal Counsel
- --------------------------------------
Michael Best & Friedrich
100 East Wisconsin Avenue
Milwaukee, Wisconsin 53202
           Transfer Agent
- --------------------------------------
Firstar Trust Co.
615 East Michigan Avenue
Milwaukee, Wisconsin 53201
Telephone:        (414) 276-3737
Toll-Free:        (800) 637-7549
      Stock Listing Information
- --------------------------------------
Northwest Savings Bank converted  from
a mutual to a stock company, effective
October   7,  1994,  at   which   time
Northwest Equity Corp. consummated the
sale of 1,032,517 shares of its Common
Stock to   the  public.  The shares of
Common Stock of Northwest Equity Corp.
are publicly traded  in  the  National
Association of Securities Dealers,Inc.
Automated Quotation "Small-Cap" Market
under the symbol "NWEQ."
       Stock Price Information
- --------------------------------------
                     Share Pricing
                     1996       1995
Quarter Ended     Low   High Low  High

March 31        10.00 11.00 7.25  9.25
June 30                     8.63  9.50
September 30                9.00 10.88
December 31                10.00 11.38

NWEQ  completed  its  initial   public
offering of shares in October 1994
 .       Shareholders and
        Shares Outstanding
- --------------------------------------
As of  May 31,  1996,  there  were 182
registered  shareholders of record and
229  estimated  additional  beneficial
shareholders  for an approximate total
of 411. Shares outstanding  at May 31,
1996 were 969,392.

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

                                                           State of Subsidiary's
                                                Ownership     Incorporation or
      Parent                  Subsidiary        Percentage      Organization
      ------                  ----------            ----        ------------
Northwest Equity Corp.   Northwest Savings Bank     100%          Wisconsin

Northwest Savings Bank   Amery Service Agency, Inc. 100%          Wisconsin

EXHIBIT 23.1

CONSENT OF KELLER & YODER

ACCOUNTANT'S CONSENT

We consent to the use and/or incorporation by reference in the Annual Report on Form n10-KSB of Northwest Equity Corp. fro the year ended March 31, 1996, of our report dated April 26, 1996, accompanying the financial statements and schedules of the Company contained, or incorporated by reference, in such Annual Report.

                                       /s/  Keller & Yoder
                                       -------------------
                                       Keller & Yoder

Wisconsin Rapids, Wisconsin
June 12, 1996

EXHIBIT 99.1

PROXY STATEMENT
FOR 1996 ANNUAL MEETING OF  SHAREHOLDERS


                             NORTHWEST EQUITY CORP.

                             234 Keller Avenue South
                             Amery, Wisconsin 54001
                                 (715) 268-7105



                                                                   June 26, 1996




Dear Shareholder:

         You are cordially invited to attend the Annual Meeting of Shareholders (the "Annual Meeting") of Northwest Equity Corp. (the "Company"), the holding company for Northwest Savings Bank (the "Bank"). The meeting will be held on Tuesday, August 13, 1996, at 2:00 p.m., Amery, Wisconsin time, at Centennial Hall, 608 Harriman Avenue South, Amery, Wisconsin 54001.

         The attached Notice of Annual of Shareholders and Proxy Statement describes the formal business to be conducted at the Annual Meeting. A copy of the Company's Annual Report for the fiscal year ended March 31, 1996, also is enclosed. Directors and officers of the Company, as well as a representative of Keller & Yoder, the Company's independent auditors, will be present at the Annual Meeting to respond to any questions that shareholders may have.

         The vote of every shareholder is important to ensure a quorum is present and that the necessary business can be conducted at the meeting. Please sign and return the enclosed appointment form of proxy promptly in the postage-paid envelope provided, regardless of whether you are able to attend the Annual Meeting in person. If you attend the Annual Meeting, you may vote in person even if you have already mailed your Proxy.

         On behalf of the Board of Directors and all of the employees of the Company and the Bank, I thank you for your investment and trust in Northwest Equity Corp.


                                         Sincerely yours,


                                          /s/ Brian L. Beadle

                                         Brian L. Beadle
                                         President, Chief Executive Officer and
                                         Chief Financial Officer

                             NORTHWEST EQUITY CORP.

                             234 Keller Avenue South
                             Amery, Wisconsin 54001
                                 (715) 268-7105
                                 --------------

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                          To be held on August 13, 1996
                                  -------------

To Holders of Common Stock of Northwest Equity Corp.:

         NOTICE IS HEREBY GIVEN that the Annual Meeting of Shareholders (the "Annual Meeting") of Northwest Equity Corp. (the "Company") will be held on Tuesday, August 13, 1996, at 2:00 p.m., Amery Wisconsin time, at Centennial Hall, 608 Harriman Avenue South, Amery, Wisconsin 54001. The Annual Meeting is for the purpose of considering and voting upon the following matters, all of which are set forth more completely in the accompanying Proxy Statement:

     1. The election of two directors each for a three year term, and in each case until their successors are elected and qualified;

     2. The ratification of the appointment of Keller & Yoder as independent auditors of the Company for the fiscal year ending March 31, 1997; and

     3. Such other matters as may properly come before the Annual Meeting or any adjournments or postponements thereof. The Board of Directors is not aware of any other such business.

         The Board of Directors has established June 7, 1996, as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting and any adjournments thereof. Only shareholders of record as of the close of business on that date will be entitled to vote at the Annual Meeting or any adjournments or postponements thereof. In the event there are not sufficient votes for a quorum or to approve or ratify any of the foregoing proposals at the time of the Annual Meeting. The Annual Meeting may be adjourned or postponed in order to permit further solicitation of proxies by the Company.

                                         By Order of the Board of Directors


                                          /s/ James L. Moore

Amery, Wisconsin                         James L. Moore
June 26, 1996                            Secretary

================================================================================
TO ATTEND THE ANNUAL MEETING, PLEASE COMPLETE, SIGN, DATE AND RETURN THE ENCLOSED PROXY PROMPTLY IN THE ENVELOPE PROVIDED.
================================================================================

                             NORTHWEST EQUITY CORP.


                             234 Keller Avenue South
                             Amery, Wisconsin 54001
                                 (715) 833-7700


                                 ---------------
                                 PROXY STATEMENT
                                 ---------------


                         ANNUAL MEETING OF SHAREHOLDERS
                          To Be Held On August 13, 1996
                          -----------------------------


         This Proxy Statement is being furnished to holders of common stock, $1.00 par value per share (the "Common Stock"), of Northwest Equity Corp. (the "Company") in connection with the solicitation on behalf of the Board of Directors of the Company of proxies to be used at the Annual Meeting of Shareholders (the "Annual Meeting") to be held on Tuesday, August 13, 1996, at 2:00 p.m., Amery, Wisconsin time, at Centennial Hall, 608 Harriman Avenue South, Amery, Wisconsin 54001 and at any adjournments or postponements thereof.

         The 1996 Annual Report to Shareholders, including the Company's consolidated financial statements for the fiscal year ended March 31, 1996, accompanies this Proxy Statement and appointment form of proxy (the "proxy"), which are being mailed to shareholders on or about June 26, 1996.

         Only shareholders of record at the close of business on June 7, 1996 (the "Voting Record Date") will be entitled to vote at the Annual Meeting or any adjournments or postponements thereof. On the Voting Record Date, there were 945,392 shares of Common Stock outstanding and the Company had no other class of securities outstanding.

         The presence, in person or by proxy, of the holders of at least a majority of the total number of shares Common Stock entitled to vote is necessary to constitute a quorum at the Annual Meeting. As to the election of directors, the proxy being provided by the Board of Directors enables a shareholder to vote for the election of the nominees proposed by the Board, or to withhold authority to vote for one or more of the nominees being proposed. Under the Wisconsin Business Corporation Law (the "WBCL"), directors are elected by a plurality of the votes cast with a quorum present and shareholders do not have a right to cumulate their votes for the election of directors unless the articles of incorporation provide otherwise. The Company's Articles of
Incorporation do not provide cumulative voting rights for the election of directors. The affirmative vote of a majority of the shares of Common Stock represented in person or by proxy at the Annual Meeting is necessary to ratify the appointment of Keller & Yoder as auditors of the Company for the fiscal year ending March 31, 1997. Abstentions are included in the determination of shares present and voting for purposes of whether a quorum exists, while broker non-votes are not. Neither abstentions nor broker non-votes are counted in determining whether a matter has been approved. In the event there are not sufficient votes for a quorum or to approve or ratify any proposal at the time of the Annual Meeting, the Annual Meeting may be adjourned or postponed in order to permit the further solicitation of proxies.

As provided in the Company's Articles of Incorporation, record holders of Common Stock who beneficially own in excess of 10% of the outstanding shares of Common Stock (the "10% Limit") are not entitled to any vote in respect of the shares held in excess of the 10% Limit. A person or entity is deemed to beneficially own shares owned by an affiliate of, as well as such persons acting in concert with, such person or entity. The Company's Articles of Incorporation authorize the Board (i) to make all determinations necessary to implement and apply the 10% Limit, including determining whatever persons or entities are acting in concert, and (ii) to demand that any person who is reasonably believed to beneficially own stock in excess of the 10% Limit supply information to the Company to enable the Board to implement and apply the 10% Limit.

         Shareholders are requested to vote by completing the enclosed proxy and returning it signed and dated in the enclosed postage-paid envelope. Shareholders are urged to indicate their vote in the spaces provided on the proxy. Proxies solicited by the Board of Directors of the Company will be voted at the Annual Meeting or any adjournments or postponements thereof in accordance with the directions given thereon. Where no instructions are indicated, signed proxies will be voted FOR the election of each of the nominees for director named in this Proxy Statement and FOR ratification of the appointment of Keller & Yoder as independent auditors of the Company for the fiscal year ending March 31, 1997. Returning your completed proxy will not prevent you from voting in person at the Annual Meeting should you be present and wish to do so.

         Any shareholder giving a proxy has the power to revoke it any time before it is exercised by (i) filing with the Secretary of the Company written notice thereof (James L. Moore, Secretary, Northwest Equity Corp., 234 Keller Avenue South, Amery Wisconsin 54001); (ii) submitting a duly executed proxy bearing a later date; or (iii) appearing at the Annual Meeting and giving the Secretary notice of his or her intention to vote in person. If you are a shareholder whose shares are not registered in your own name, you will need additional documentation from your record holder to vote personally at the Annual Meeting. Proxies solicited hereby may be exercised only at the Annual Meeting and any adjournments or postponements thereof and will not be used for any other meeting.

         The cost of solicitation of proxies by mail on behalf of the Board of Directors will be borne by the Company. Proxies may be solicited by personal interview or by telephone, in addition to the use of the mails by directors, officers and regular employees of the Company and Northwest Savings Bank (the "Bank"), without additional compensation therefor. The Company also has made arrangements with brokerage firms, banks, nominees and other fiduciaries to forward proxy solicitation materials for shares of Common Stock held of record by the beneficial owners of such shares. The Company will reimburse such holders for their reasonable out-of-pocket expenses.

         Proxies solicited hereby will be returned to the Board of Directors, and will be tabulated by inspectors of election designated by the Board of Directors, who will not be employed by, or a director of, the Company or any of its affiliates.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth the beneficial ownership of shares of Common Stock as of May 31, 1996 (except as noted otherwise below) by: (i) each shareholder known to the Company to beneficially own more than 5% of the shares of Common Stock outstanding, as disclosed in certain reports regarding such ownership filed with the Company and with the Securities and Exchange Commission ("SEC"), in accordance with Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) each director and director nominee of the Company, (iii) the executive officer of the Company appearing in the Summary Compensation Table below, and (iv) all directors and executive officers as a group. Members of the Board of Directors of the Company also serve as directors of the Bank.

                                                 Number of Shares
                                                   Beneficially
       Name                                          Owned(1)  Percent of Class
       ----                                          --------  ----------------
Northwest Savings Bank
Employee Stock Ownership Trust(2). ..................   87,503       9.3%
Heartland Advisors, Inc.(3). ........................  100,000      10.6%
John Hancock Advisers, Inc..(4) .....................   71,000       7.5%
Donald J. Ripp(5). ..................................   52,000       5.5%
Brian L. Beadle(6)(7)(8)... .........................   36,612       3.7%
Gerald J. Ahlin(7). .................................   10,295       1.1%
Vern E. Albrecht(7)..................................   14,500       1.5%
James A. Counter(7). ................................    1,525        *
Michael D. Jensen(7). ...............................   34,025       3.6%
Donald M. Michels(7). ...............................    5,120        *
Norman M. Osero(7). .................................   12,875       1.4%
All directors, director nominees and
executive officers as a group(8 persons)(6)(7)(8)....  110,475      11.7%

- ----------------------
* Amount represents less than 1% of the total shares of Common Stock outstanding on the Voting Record Date.
(1) Unless otherwise indicated, includes shares of Common Stock held directly by the individuals as well as by members of such individuals' immediate family who share the same household, shares held in trust and other indirect forms of ownership over which shares the individuals effectively exercise sole or shared voting and/or investment power.
(2) Emjay Corporation (the "Trustee") is the trustee for the Northwest Savings Bank Employee Stock Ownership Trust. The Trustee's address is 4600 North Port Washington Road, Milwaukee, Wisconsin 53217.
(3) Based upon a Schedule 13G, dated February 9, 1996, filed with the Company under the Exchange Act, by Heartland Advisors, Inc., 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.
(4) Based upon a Schedule 13G, dated January 26, 1996, filed with the Company under the Exchange Act, by John Hancock Advisers, Inc., John Hancock Place, P.O. Box 111, Boston, MA 02199.
(5) Based upon a Schedule 13D, dated December 14, 1994, filed with the Company under the Exchange Act, by Donald J. Ripp, 10575 W. Forest Home Avenue, P.O. Box 301, Hales Corners, Wisconsin 53130-0301.
(6) Includes shares of Common Stock awarded to certain executive officers under the Company's stock incentive plan that are subject to vesting requirements. Recipients of restricted stock awards may direct voting prior to vesting.
(7) Does not include options for shares of Common Stock which do not vest within 60 days of the Voting Record Date which have been awarded to certain executive officers and directors under the Company's stock option plan.
(8) Includes shares of Common Stock allocated to certain executive officers under the Northwest Savings Bank Employee Stock Ownership Plan, for which such individuals possess shared voting power.
          Mr. Beadle was allocated 2,262 shares and Mr. Moore was allocated 1,425 shares.

                      MATTERS TO BE VOTED ON AT THE ANNUAL
                                MEETING MATTER 1
                              ELECTION OF DIRECTORS

         Pursuant to the Articles of Incorporation of the Company, at the first annual meeting of shareholders of the Company held on August 8, 1995, directors of the Company were divided into three classes as equal in number as possible. Directors of the first class were elected to hold office for a term expiring at the first succeeding annual meeting, directors of the second class were elected to hold office for a term expiring at the second succeeding annual meeting and directors of the third class were elected to hold office for a term expiring at the third succeeding annual meeting, and in each case until their successors are elected and qualified. At each subsequent annual meeting of shareholders, one class of directors, or approximately one-third of the total number of directors, are to be elected for a term of three years. There are no family relationships among any of the directors and/or executive officers of the Company. No person being nominated as a director is being proposed for election pursuant to any agreement or understanding between any person and the Company.

         Unless otherwise directed, each proxy executed and returned by a shareholder will be voted FOR the election of the nominees for director listed below. If any person named as nominee should be unable or unwilling to stand for election at the time of the Annual Meeting, the proxies will nominate and vote for any replacement nominee or nominees recommended by the Board of Directors. All of the proposed nominees currently serve as directors of the Bank. At this time, the Board of Directors knows of no reason why any of the nominees listed below may not be able to serve as director if elected.

         The following table presents information concerning the nominees for director and continuing directors. All of the following nominees have served as a director of the Company since the Company's formation in November 1993.

           Nominees for Director for Three-Year Term Expiring in 1999
                                                                      Director
                                 Position with the Company          of the Bank
Name                   Age       and Principal Occupation              Since
- ----                   ---       ------------------------              -----

Michael D. Jensen       46       Director  of  the Company and  the     1986
                                 Bank;  President  and  director  of
                                 Amery Telcom, Inc., a communications
                                 company,  since  1983;  Director of
                                 Apple River Hospital, Amery, Wisconsin
                                 since  1984.

Donald M. Michels       69       Director of the Company  and  the      1987
                                 Bank;  Prior to his  retirement,  he
                                 served from  1977-1991  as President
                                 of   Holy   Family   Hospital,   New
                                 Richmond, Wisconsin.



         The affirmative vote of a plurality of the votes cast is required for the election of directors. Unless otherwise specified, the shares of Common Stock represented by the proxies solicited hereby will be voted in favor of the election of the above-described nominees. The Board of Directors recommends that you vote FOR the election of each of the nominees for director.

                INFORMATION WITH RESPECT TO CONTINUING DIRECTORS

                                                                      Director
                                 Position with the Company          of the Bank
Name                 Age         and  Principal Occupation             Since
- ----                 ---         -------------------------             -----

                      Directors Whose Terms Expire in 1997

Gerald J. Ahlin            63    Director of the Company and  the       1985
                                 Bank;  Prior to  his  retirement,
                                 from  1959   to  1992, he  was  a
                                 business  and  economics  teacher
                                 for   the  Amery  Public Schools,
                                 Amery, Wisconsin.

Brian L. Beadle            53    President, Chief Executive Officer,    1976
                                 Chief     Financial Officer,  and
                                 Director   of   the   Company  and
                                 the  Bank;  from 1974 to 1984, he
                                 served  as  Vice President of the
                                 Bank;  joined   the  Bank in 1970.

                      Directors Whose Terms Expire in 1998

Vern E. Albrecht           67    Director of  the Company and the       1989
                                 Bank;  Prior  to  his  retirement,
                                 from  1971  to   1989,  he  was a
                                 President, Chief Executive Officer
                                 and principal owner of  Nova Tran
                                 Corporation, an electronics  and
                                 and    medical     manufacturing
                                 company,  Clear Lake, Wisconsin.


James A. Counter           55    Director of  the Company  and  the     1995
                                 Bank;  Owner   of   J.A.  Counter
                                 &  Associates, Inc., an  insurance,
                                 financial planning  and investment
                                 brokerage located in New Richmond,
                                 Wisconsin.

Norman M. Osero            57    Director of  the  Company and  the     1992
                                 Bank; President of Dynatronix, Inc.,
                                 Amery,  Wisconsin,  an  electronic
                                 manufacturing  company  since 1979:
                                 Vice President of Amery   Technical
                                 Products,  Inc., Amery, Wisconsin,
                                 a  subcontractor  manufacturing
                                 company, since 1984.

                                    MATTER 2
                     RATIFICATION OF APPOINTMENT OF AUDITORS

         The Company's independent auditors for the fiscal year ended March 31, 1996, were Keller & Yoder. The Board of Directors of the Company has reappointed Keller & Yoder to perform the audit of the Company's financial statements for the fiscal year ending March 31, 1997. A representative of Keller & Yoder will be present at the Annual Meeting and will be given the opportunity to make a statement if they desire to do so and will be available to respond to appropriate question from the Company's shareholders.

         The affirmative vote of a majority of the shares of Common Stock represented in person or by proxy and voted at the Annual Meeting is required for ratification of the selection of auditors. The Board of Directors recommends a vote FOR ratification of the appointment of Keller & Yoder as the independent auditors of the Company.

                    MEETINGS OF THE BOARD AND ITS COMMITTEES

         The Company was incorporated on November 3, 1993. Regular meetings of the Board of Directors are held on a monthly basis. During the fiscal year ended March 31, 1996, the Board of Directors of the Company held twelve regular meetings and one special meeting. No incumbent director attended fewer than 75% of the aggregate total number of meetings of the Board of Directors held and the total number of committee meetings on which such director served during the fiscal year ended March 31, 1996.

         The Board of Directors of the Company has a standing joint Audit Committee with the Bank. For the fiscal year ended March 31, 1996, the Audit Committee of the Company and the Bank consisted of Directors Vern E. Albrecht, Donald M. Michels and James A. Counter, who were neither officers nor employees of the Company nor the Bank ("Outside Directors"). The Audit Committee reviews the scope and timing of the audit of the Company's financial statements by the Company's independent auditors and reviews with the independent auditors the Company's management policies and procedures with respect to auditing and accounting controls. The Audit Committee also reviews and evaluates the independence of the Company's auditors, approves services rendered by such auditors and recommends to the Board the engagement, continuation or discharge of the Company auditors. The Company's Audit Committee met once during the fiscal year ended March 31, 1996.

         For the fiscal year ended March 31, 1996, the Compensation Committee of the Board of Directors of the Company consisted of Directors Michael D. Jensen, Norman M. Osero and Gerald J. Ahlin. The Company did not pay separate compensation to its officers during the fiscal year ended March 31, 1996. All compensation was paid by the Bank and the compensation policies were determined by the Compensation Committee of the Bank. The Compensation Committee of the Company met twice during the fiscal year ended March 31, 1996. In June 1996, the Compensation Committee of the Company met to ratify compensation decisions made by the Bank during the fiscal year ended March 31, 1996. In August 1996, the Compensation Committee of the Company met to grant stock options and shares of common stock under the Company's stock related benefit plans.

         For the fiscal year ended March 31, 1996, the Nominating Committee of the Board of Directors of the Company consisted of Directors Brian L. Beadle, James A. Counter and Vern E. Albrecht. In May 1996, the Nominating Committee recommended nominees for directors to stand for election at the Annual Meeting to the Board of Directors. In April 1995, the entire Board of Directors acted as a Nominating Committee for the selection of nominees for directors for the Annual Meeting held in 1995, so the Nominating Committee did not meet during the fiscal year ended March 31, 1996. The Company's By-Laws allow for shareholder nominations of directors and require such nominations be made pursuant to timely notice in writing to the Secretary of the Company. See "Shareholder Proposals for the 1997 Annual Meeting."

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

         During the fiscal year ended March 31, 1996, the Company did not pay separate compensation to its executive officers. Separate compensation will not be paid to officers of the Company until such time as the officers of the Company devote significant time to separate management of Company affairs. This is not expected to occur until the Company becomes actively involved in additional significant business beyond that of the Bank. The following table summarizes the total compensation earned by the Bank's Chief Executive Officer. The Bank's next highest paid executive officer's compensation (salary and bonus) did not exceed $100,000 for the Bank's fiscal years ended March 31, 1996, 1995 or 1994.

                           SUMMARY COMPENSATION TABLE


                                                              Long-Term Compensation
                                                              ----------------------
                                                                     Awards
                                                                     ------

                                   Annual Compensation(1)     Value of     Number         All
                                                              Restricted   of Shares      Other
                                   -----------------------    Stock        Subject to     Compen-
Name and Principal Position        Year   Salary    Bonus(2)  Awards(3)    Options(4)     sation(5)
- ---------------------------        ----   ------    --------  ---------    ------------   ---------

Brian L. Beadle................    1996   $77,684   $3,750    $215,586     41,300         $23,059
    President,  Chief Executive    1995    74,058     --                                    7,406
    Officer and Chief Financial    1994    71,265    3,500                                  7,476
    Officer   of  the  Company
    and the Bank
- -------------------------------

(1)  Perquisites  and  other personal  benefits provided to the named executive officer by the Bank did not exceed the lesser of $50,000 or 10% of named executive officer's  total  annual salary and bonus during the  fiscal  years indicated, and accordingly, are not included.
(2)  Bonuses  paid  during  the  fiscal years  ended  March 31, 1994  and 1996  were discretionary.
(3)  The amount shown in this column  represents the value of shares of Common Stock awarded  under the  Northwest  Equity  Corp. Incentive  Plan  (the "Incentive  Plan") during the fiscal  year ended  March 31, 1996, calculated  by  multiplying  the value of the Common Stock on  the date of grant by the number of  shares awarded.  The number  and  vesting  schedule for  the shares
     awarded to Mr. Beadle are as  follows:  (i)6,883 - (10-10-96);  (ii) 6,883 - (10-10-97);   and
     (iii)6,884-(10-10-98).  At March 31, 1996, the aggregate value of restricted(unvested)  shares awarded to Mr. Beadle under the Incentive Plan was $215,586 based on  20,650 restricted shares
     and the value  of the  shares of  Common  Stock on that  date ($10.44).  Mr. Beadle   received
     cash dividends in the amount of  $3,717 on the  restricted shares during the fiscal year ended
     March 31, 1996. Recipients of awards under the Incentive Plan are  entitled to  payment of any dividends on unvested shares of Common Stock.
(4)  The amount shown in this column  represents the total number of shares of Common Stock subject to options  granted (both vested and unvested)  under the Northwest Equity Corp.  Stock Option
     Plan (the "Stock  Option   Plan") during the year ended March 31, 1996.
(5)  The amounts shown in this column for the fiscal years ended March 31,  1994 and 1995 represent the Bank's contribution on behalf of the named  executive officer under the Northwest  Savings
     Bank Money  Purchase  Pension Plan (the "Pension Plan").  The amount shown for the fiscal year ended  March  31, 1996,  is  derived  from  the  following  figures:  (i) $18,987 - ESOP contribution  (based  upon  the  value  of  the  shares of  Common  Stock at  March 31, 1996);
     (ii)$4,072-Pension Plan contribution.

Employment Agreements

         In connection with the Bank's conversion from mutual to stock form in October 1994 (the "Conversion"), the Bank entered into a three-year employment agreement with Mr. Brian L. Beadle and a one-year employment agreement with Mr. James L. Moore. The term of these agreements may be restored to the full three and one year terms, as applicable, by action of the Board of Directors in connection with the Board's annual performance evaluation. These employment agreements were restored on February 13, 1996 by action of the Board of Directors to full terms and the base salaries were changed to reflect current salaries. These employment agreements are intended to ensure that the Bank maintains stable and competent management. Under these agreements, the base salary for Brian L. Beadle is $78,500 and $51,860 for James L. Moore. Base salaries may be increased by the Board of Directors of the Bank, but may not be reduced except as part of a general pro rata reduction in compensation for all executive officers. In addition to base salary, the agreements provide for payments from other Bank incentive compensation plans, and provide for other benefits, including participation in any group health, life, disability or similar insurance program and in any pension, profit-sharing, employee stock ownership plan, deferred compensation, 401(k) or other retirement plans maintained by the Bank. The agreements also provide for participation in any stock-based incentive programs made available to executive officers of the Bank. The agreements may be terminated by ;the Bank upon death, disability, or retirement; for cause at any time; or in certain events specified by regulations issued by the Office of the Wisconsin Commissioner of Savings and Loan (the "Commissioner"). If the Bank terminates the agreements other than for death, disability, retirement or cause (or a change of control as defined below), the executive is entitled to continuation of his compensation and benefits (based on the highest compensation within three years preceding termination) for the remainder of the employment term together with other compensation and benefits in which he was vested at the termination date.

         The agreements provide for severance payments if the executive's employment terminates following a change in control. Under the agreements, a "Change of Control" is generally defined to include any change in control required to be reported under the federal securities laws as well as (i) the acquisition by any person of 25% or more of the Company's outstanding voting securities, or (ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors at the beginning of such period. In the event of a Change of Control, the executive shall receive severance pay in the form of one year's base salary (based upon the executive's highest base salary within three years preceding termination). In the event of a Change in Control, the executive shall receive severance pay in the form of one year's base salary (based upon the executive's highest base salary within three years preceding the date of termination). Assuming a Change in Control occurred as of March 31, 1996, Messrs. Beadle and Moore would be entitled to severance pay in the amounts of $78,500 and $51,860, respectively, or $130,360 in the aggregate. In addition, the executive is entitled to all qualified retirement and other benefits in which the executive was vested and additional retirement benefits under all qualified  plans that the executive  would have been entitled had such executive continued employment through the then-remaining employment term. If the severance payments following a Change in Control would constitute "parachute payments" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and the present value of such "parachute payments" equals or exceeds three times the executive's average annualized includable income for the five calendar years preceding the year in which a Change in Control occurred, the severance payments shall be reduced to an amount equal to the present value of 2.99 times the average annual compensation paid to the executive during the five calendar years immediately preceding such Change in Control. If total payments following a Change in Control constitute excess parachute payments under Section 280G of the Internal Revenue Code, it could result in the imposition of an excise tax on the recipient and denial of an income tax deduction for such excess amounts to the Bank and the Company. The employment agreements provide that benefits payable to the executive under a Change in Control may, at the election of the executive, be reduced to an amount necessary to prevent imposition of an excise tax.

Benefits

         Insurance Plans

         All full-time employees of the Bank are eligible for comprehensive health insurance commencing upon the completion of three full months of employment with the Bank. After three full months of employment, full-time employees are covered as a group for life insurance and long-term disability insurance. The Bank pays 85% of the cost of health insurance for single coverage and 70% of the cost of health insurance for family coverage. The Bank pays the entire cost of life insurance and long-term disability coverage for all employees.

         Money Purchase Pension Plan

         The Bank maintains the Northwest Savings Bank Money Purchase Pension Plan (the "Pension Plan"), a tax qualified defined contribution plan covering all eligible employees. Employees are eligible to participate after completing a twelve-month period of 1,000 or more hours of employment and attaining age 21. Each plan year, the Bank contributes 5% of each participant's salary to the Pension Plan on behalf of those participants who have completed 1,000 hours of service during the plan year and are employed at the end of the plan year. Benefits generally become 5% vested after one year of service, 10% vested after two years of service, 15% vested after three years of service, 20% vested after four years of service and 100% vested after five years of service. Distributions from the Pension Plan are made upon termination of service in an annuity, a lump sum or in installments over a period not exceed the greater of the life expectancy of the participant or the life expectancy of the joint survivor of the participant and his designated beneficiary. Under the Pension Plan, a separate account is established for each participating employee. The Pension Plan's trustee is the Emjay Corporation.

          Employee Stock Ownership Plan and Trust

         The Bank has established for eligible employees the ESOP. As part of the Conversion, the ESOP borrowed funds from the Company to purchase 10% of the Common Stock issued in the Conversion, or 103,250 shares of Common Stock. Collateral for the loan is the Common Stock purchased by ;the ESOP. The Bank will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and pay the interest on the loan. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of seven years. The interest rate payable on the ESOP loan is 8% simple interest compounded annually. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid.

         Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated among participants on the basis of compensation. Benefits generally become 5% vested after one year of service, 10% vested after two years of service, 15% vested after three years of service, 20% vested after four years of service and 100% vested after five years of service. Participants also become 100% vested upon death, retirement, early retirement, disability or separation from service. Benefits may be paid either in shares of Common Stock or in cash. As the Bank's contributions to the ESOP are not fixed, benefits payable under the ESOP cannot be estimated.

         In November 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6 - "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). The SOP is effective for the Company's fiscal year that began April 1995. The SOP requires that shares committed to be released in an accounting period should be reflected in the consolidated financial statements as compensation expense equal to the fair value of the shares committed to be released. The shares generally will be deemed to be committed to be released ratably during an accounting period as the employee performs service. Accordingly, average fair values will be used to determine the amount of compensation expense to be recognized in that period. Thus, as shares increase or decrease in value, earnings will be affected relative to the shares committed to be released in that period. Additionally, the SOP requires that outstanding shares for purposes of computing both primary and fully diluted earnings per share include only those shares scheduled to be released in that or prior periods. Thus, as additional shares are released by the ESOP in future periods, earnings per share may be diluted. Shares of the Company acquired by the ESOP are scheduled to be released over a seven year period commencing in 1996. 15,747 shares of Common Stock held by the ESOP were released on March 31, 1996.

         Emjay Corporation (the "Trustee") is the ESOP trustee. The Compensation Committee may instruct the Trustee regarding investment of funds contributed to the ESOP. The Trustee will vote all allocated shares held in the ESOP in accordance with instructions from participating employees. The Trustee will vote unallocated shares held in the suspense account.

          Northwest Equity Corp. Incentive Plan

         In October 1995, the Company's shareholders approved the Northwest Equity Corp. Incentive Plan (the "Incentive Plan"). The Incentive Plan provides officers and employees of the Company and the Bank with a proprietary interest in the Company and is intended to encourage them to remain with the Company and the Bank. As of March 31, 1996, the Bank had 15 officers and employees participating in the Plan. The Plan acquired 41,300 shares of Common Stock, or 4.0% of the number of shares of Common Stock issued by the Company in connection with the Bank's Conversion.

         The Incentive Plan is administered by the Compensation Committee of the Company, consisting of Directors Gerald J. Ahlin, Michael D. Jensen and Norman
M. Osero. In October 1995, officers and employees of the Bank were granted in the aggregate 41,300 nontransferable and nonassignable shares of Common Stock. The Incentive Plan may be amended to increase the number of shares available for grant; however, if the increase in the number of shares would be deemed to be material under regulations issued by the SEC, such amendment would require shareholder approval. Officers and employees become vested in shares of Common Stock awarded under the Incentive Plan at the rate of approximately 33 1/3% per year on the first, second and third anniversaries of the date of the grant. The vesting schedule for any future awards under the Incentive Plan will be determined by the Compensation Committee of the Company at the time of the award. Awards will be 100% vested upon termination of employment due to death, disability or following a change in control of the Bank or the Company. If an employee terminates employment with the Bank or Company for reasons other than due to death, disability or a change in control of the Bank or the Company, unvested Plan awards will be forfeited.

         In the event of a stock split, reverse stock split or stock dividend, the number of shares of Common Stock awarded (and not sold by the recipient of the award as of the date of the stock split, reverse stock split or stock dividend) and the number of shares of Common Stock available for future awards under the Incentive Plan will be adjusted to reflect such increase or decrease in the total number of shares of Common Stock outstanding.

          Northwest Equity Corp. 1995 Stock Option Plan

         In October 1995, the Company's shareholders approved the Northwest Equity Corp. 1995 Stock Option Plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to provide officers, employees and directors of the Company and the Bank with a proprietary interest in the Company; to recognize management, employees and the Board of Directors for their contributions to the success of the Bank; and to incite their future performance and encourage them to remain with the Company and the Bank. Under the Stock Option Plan, all directors, officers and employees of the Company and its subsidiaries are eligible to participate. As of March 31, 1996, the Company had 16 directors, officers and employees participating in the Stock Option Plan. The Stock Option Plan authorizes the grant of (i) options to purchase shares of Common Stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("Incentive Stock Options"); (ii) options that do not so qualify ("Non-Statutory Options"); and (iii) options that are exercisable only upon a change in control of the Bank or the Company ("Limited Rights"). Under the Stock Option Plan, options for a total of 103,251 shares of Common Stock, or 10.0% of the number of shares of Common Stock issued in connection with the Conversion, were made available for granting to eligible participants. As of March 31, 1996, options to purchase 103,251 shares had been granted under the Stock Option Plan and no options to purchase Common Stock were available for future grants. The Stock Option Plan may be amended to increase the number of options available for granting in the future; however, if the increase in the number of shares available for grant is deemed material under regulations issued by the SEC, such amendment would require shareholder approval.

         The following table sets forth certain information concerning the grant of stock options to Mr. Beadle under the Stock Option Plan during the fiscal year ended March 31, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
                                -----------------
                                      % of Total
                                      Options
                                      Granted to
                      Options         Employees in     Exercise       Expiration
Name                  Granted(1)      Fiscal Year(2)   Price/share    Date
- ----                  -----------     --------------   -----------    -----

Brian L. Beadle.......41,300          80.0%            $10.44         10-10-05

- ------------------

(1) The options granted are subject to a vesting schedule under the Stock Option Plan and are exercisable as follows: (i)9,578 - (10-10-96);
      (ii)9,578 - (10-10-97);  (iii)9,578 - (10-10-98);  (iv)9,578 - (10-10-99),
      (v)2,988 - (10-10-00).
(2) Options to purchase 103,251 shares of Common Stock were granted to eligible participants under the Stock Option Plan during the year ended March 31, 1996, of which options to purchase 51,627 shares were granted to officers and employees.

         The following table sets forth certain information concerning the exercise of stock options granted under the Stock Option Plan by Mr. Beadle during the year ended March 31, 1996, and the number and value of his unexercised stock options at March 31, 1996.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                      Value of
                                                        Number of                   Unexercised
                  Number of                            Unexercised                  In-the-Money
                  Shares                                 Options                      Options
                  Acquired on   Value               At Fiscal Year-End           At Fiscal Year-End(1)
Name              Exercise      Realized(1)     Exercisable  Unexercisable   Exercisable   Unexercisable
- ----              --------      -----------     -----------  --------------  -----------   -------------
Brian L. Beadle   0             0                    0          41,300           0              n/a
- --------------- ------------------

(1)   None of  the  unexercised  options  granted to Mr.Beadle were "in-the-money" at March 31, 1996, as the exercise price  of  the options ($10.44)  exceeded the  fair  market value of the options  ($10.38) at
      March 31, 1996.


         Of the options to purchase 51,624 shares of Common Stock granted to the directors of the Company, options grants to individual directors were determined based upon years of service with the Bank. Each non-executive director who had served as a director for a period of one or more years as of the date of shareholder approval in October 1995 were granted options to purchase 10,000 shares of Common Stock. Each non-executive director who served as a director for a period of less than one year as of the date of shareholder approval was granted options to purchase 1,624 shares of Common Stock.

         Under the Stock Option Plan, the Compensation Committee will determine the expiration date (but not later than ten years from the date the option is granted) and the exercise price of the options with respect to employees. With respect to all options granted to directors and the initial grant of options to officers and employees, the expiration date is ten years from the date of grant (October 10, 1995) and the exercise price of the options is the fair market value of the Common Stock on the date of the grant ($10.44). All options granted to employees are intended to be Incentive Stock Options to the extent permitted under Section 422 of the Internal Revenue Code. The exercise price may be paid in cash or shares of Common Stock. No options will be awarded under the Stock Option Plan following the tenth anniversary of approval of the Stock Option Plan by shareholders of the Company. Options will be transferable only by will or the laws of descent and distribution, except that Non-Statutory Options may be transferred to the spouse, children or grandchildren of a participating employee (or a trust for the benefit of such family members).

         Options granted under the Stock Option Plan in October 1995 to employees are intended to vest at the rate necessary to qualify such options as Incentive Stock Options under the Internal Revenue Code. Options granted to non-executive directors vest at the rate of 33 1/3% per year commencing on the first, second and third anniversaries of the date the Stock Option Plan was approved by shareholders. The vesting schedule of options to be granted to non-executive employees in the future, if any, will be determined by the Compensation Committee of the Company.

         In the event of a stock split, reverse stock split or stock dividend, the number of shares of Common Stock subject to options awarded under the Stock Option Plan and the exercise price per share under the option will be adjusted to reflect such increase or decrease in the total number of shares of Common Stock outstanding.

         No option granted in connection the Stock Option Plan will be exercisable after three months after the date on which the optionee ceases to perform services for the Bank or the Company, except that in the event of death or disability, options may be exercisable for up to one year thereafter or such longer period as determined by the Compensation Committee of the Company. Options held by employees terminated for cause will terminate on the date of termination. Termination "for cause" includes termination due to personal dishonesty, incompetence, willful misconduct, the intentional failure to perform stated duties, breach of fiduciary duty involving personal dishonesty, willful violations of law, the entry of a final cease and desist order or the material breach of any provisions of an employee's employment contract. Options will be immediately exercisable in the event of a change of control. "Change of control" is defined to include the acquisition of beneficial ownership of 25% or more of any class of equity security by a person or group of persons acting in concert, an exchange offer, merger or other form of business combination, a sale of assets or a contested election of directors that results in a change in control of a majority of the Board of Directors of the Company.

         In the event of death, disability or retirement, the Company, if requested by the employee, may elect to pay the employee in exchange for cancellation of the option, or beneficiary in the event of death, the amount by which the fair market value of the Common Stock exceeds the exercise price of the option on the date of the employee's termination of employment.

Directors' Compensation

         For the fiscal year ended March 31, 1996, each non-employee member of the Board of Directors of the Bank received a $400 monthly directors' fee. The directors of the Company, including Mr. Beadle, also received a $200 monthly directors' fee for Company board meetings attended during the fiscal year ended March 31, 1996.

         In October 1995, Outside Directors Ahlin, Albrecht, Jensen, Michels and Osero each were granted options to purchase 10,000 shares of Common Stock under the Stock Option Plan which are subject to the following vesting schedule: (i) 3,333 -- 10/10/96; (ii) 3,333 -- 10/10/97; and (iii) 3,334 -- 10/10/98. In
addition, Outside Director Counter was granted options to purchase 1,624 shares of Common Stock that are subject to the following vesting schedule: (i) 541 -- 10/10/96; (ii) 541 -- 10/10/97; and (iii) 542 -- 10/10/98.

               INDEBTEDNESS OF MANAGEMENT AND CERTAIN TRANSACTIONS

         Current federal law requires that all loans or extensions of credit to officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors of the Bank.

         The Bank's policy provides that all loans or extensions of credit to executive officers and directors are to be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and may not involve more than the normal risk of collectibility or present other unfavorable features. All loans since the enactment of current laws were made by the Bank in the ordinary course of business and were not made with favorable terms nor involved more than the normal risk of collectibility or presented unfavorable features.

         The Company and the Bank intend that all transactions in the future between the Company and the Bank and executive officers, directors, holders of 10% or more of the shares of any class of common stock of the Company and affiliates thereof, will contain terms no less favorable to the Company than would have been obtained by them in arms' length negotiations with unaffiliated persons and will be approved by a majority of outside directors of the Company or the Bank, as applicable, not having any interest in the transaction.


                              SECTION 16 COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the shares of Common Stock outstanding, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon the review of the information provided to the Company, the Company believes that during the fiscal year ended March 31, 1996, executive officers, directors and greater than ten percent shareholders complied with all Section 16(a) filing requirements.

                SHAREHOLDER PROPOSALS FOR THE 1997 ANNUAL MEETING

         To be considered for inclusion in the proxy statement relating to the Annual Meeting to be held in August 1997, shareholder proposals must be received at the principal executive offices of the Company at 234 Keller Avenue South, Amery, Wisconsin 54001 no later than March 2, 1997. If such proposal is in compliance with all of the requirements of 17 C.F.R. paragraph 240.14a-8 ("Rule 14a-8) of the Rules and Regulations under the Exchange Act, it will be included in the proxy statement and set forth on the appointment form of proxy issued for such annual meeting of shareholders. It is urged that any such proposals be sent certified mail, return receipt requested.

         Shareholder proposals that are not submitted for inclusion in the Company's proxy materials pursuant to Rule 14a-8 under the Exchange Act may be brought before an annual meeting pursuant to Article VII of the Company's Articles of Incorporation. For business to be properly brought before an annual meeting, a shareholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a shareholder's notice must be delivered to or mailed by first class United States mail, postage prepaid, to the principal executive offices of the Company not later than the close of business on the tenth day following the day on which notice of the annual meeting was mailed to the shareholders. A shareholder's notice must set forth certain information in accordance with Article VII of the Company's Articles of Incorporation. The notice must include the shareholder's name and address, as they appear on the Company's record of shareholders, the class and number of shares of the Company's Common Stock beneficially owned by such shareholder, a brief description of the proposed business, the reason for considering such business at the annual meeting and any material interest of the shareholder in the proposed business.

            OTHER MATTERS WHICH MAY PROPERLY COME BEFORE THE MEETING

         The Board of Directors knows of no business that will be presented for consideration at the Annual Meeting other than as stated in the Notice Annual Meeting of Shareholders. If, however, other matters are properly brought before the Annual Meeting or any adjournments or postponements thereof, it is the intention of the persons named in the accompanying proxy to vote the shares represented thereby on such matters in accordance with their best judgment.

         A copy of the Company's Annual Report or Form 10-KSB (without exhibits) for the fiscal year ended March 31, 1996, as filed with the SEC will be furnished without charge to shareholders of record upon written request to Northwest Equity Corp., Brian L. Beadle, 234 Keller Avenue South, Amery, Wisconsin 54001.

                                         By Order of the Board of Directors

                                          /s/ James L. Moore

                                         James L. Moore
                                         Secretary

Amery, Wisconsin
June 26, 1996

================================================================================
WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING, YOU ARE REQUESTED TO SIGN AND PROMPTLY RETURN THE ACCOMPANYING PROXY IN THE ENCLOSED POSTAGE PAID ENVELOPE.
================================================================================
                                       14