Form 10QSB
period 1996-06-30
NORTHWEST EQUITY CORP
filed 1996-08-07
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON , D.C. 20549
                              ---------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1996
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


                                 (715) 268-7105
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                              (1) Yes __x__ No_____
                              (2) Yes __x__ No_____

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 945,392 at June 30, 1996.


SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHWEST EQUITY CORP.


Dated:___7/24/96_____________         By:   __/s/_Brian L. Beadle___________
                                            (Brian L. Beadle, President
                                            Principal Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Neither the Registrant nor the Bank is involved in any pending legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant and the Bank.

Item 2. Changes in Securities.

        None.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5.        Other  Information.
        None.

Item 6. Exhibits and Reports on Form 8-k.

     a. No reports on Form 8-K were filed during the quarter for which this report was filed.

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       June 30,
                                                         1996        March 31,
                             ASSETS                   (unaudited)      1996
                                                       ---------     ---------
Cash - including interest bearing deposits of $1,977
     at June 30, 1996 and $2,465 at March 31, 1996       $2,979        $3,412
Securities available- for- sale - fair value              3,120         2,859
Mortgage backed securities - market value of $7,757
     at June 30, 1996 and $5,386 at March 31, 1996        7,950         5,373
Loans held for sale - at market                           1,039           717
Loans receivable - net                                   72,490        69,963
Foreclosed properties and properties subject to
     foreclosure                                            143           127
Investment in Federal Home Loan Bank stock at
     cost - which approximates fair value                   803           803
Premises and equipment                                    2,415         2,199
Accrued interest receivable                                 590           602
Prepaid expenses and other assets                           275           300
                                                        -------       -------
TOTAL ASSETS                                            $91,804       $86,355
                                                        =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Savings accounts                                   $59,835       $57,256
     Advances from Federal Home Loan Bank                15,756        12,556
     Other borrowed money                                 3,998         4,356
     Accounts payable and accrued expenses                  344           308
     Accrued income taxes                                   151            15
                                                         ------        ------
           Total liabilities                             80,084        74,491
                                                         ------        ------
Stockholders' Equity
     Preferred stock - $1 par value; 2,000,000 shares
     authorized; none issued                                - -           - -
     Common stock - $1 par value: 4,000,000 shares
     authorized; 1,032,517 shares issued and outstanding  1,033         1,033
     Additional paid-in capital                           6,584         6,584
     Net unrealized loss on securities available for sale   (44)          (34)
     Less unearned restricted stock plan award             (249)         (319)
     Less unearned Employee Stock Ownership
       Plan compensation                                   (665)         (699)
     Less treasury stock - at cost - 87,125 shares         (934)         (561)
     Retained earnings - substantially restricted         5,995         5,860
                                                        -------        ------
        Total stockholders' equity                       11,720        11,864
                                                        -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $91,804       $86,355
                                                        =======       =======

           See accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (In Thousands except for per share amounts)

                                                        Three Months Ended
                                                               June 30,
                                                       ----------------------
                                                          1996          1995
                                                       --------       -------
Interest income:
     Interest and fees on loans                          $1,598        $1,353
     Interest on mortgage-backed and related securities     140            62
     Interest and dividends on investments                   64            54
                                                          -----         -----
        Total interest income                             1,802         1,469
                                                          -----         -----

Interest expense:
     Interest on savings                                    695           594
     Interest on borrowings                                 277           113
                                                           ----          ----
        Total interest expense                              972           707
                                                           ----          ----
           Net interest income                              830           762
Provision for loan losses                                     6             6
                                                           ----          ----
Net interest income after provision for loan losses         824           756
                                                           ----          ----
Other income:
     Mortgage servicing fees                                 19            18
     Service charges on deposits                             58            60
     Gain on sale of mortgage loans                          15             8
     Other                                                   48            26
                                                           ----          ----
        Total other income                                  140           112
                                                           ----          ----

General and administrative expenses:
     Salaries and employee benefits                         307           231
     Net occupancy expense                                   67            60
     Data processing                                         37            34
     Federal insurance premiums                              35            31
     Other                                                  131           124
                                                           ----          ----
        Total general and administrative expense            577           480
                                                           ----          ----

Income before income taxes                                  387           388
                                                        `
        Income taxes                                        164           154
                                                           ----          ----

Net income                                                 $223          $234
                                                           ====          ====

Earnings per share:                                       $0.25         $0.25
                                                          -----         -----

          See accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)
                                 (In Thousands)
                                                                            Unrealized
                                                                            Gain(Loss)             Unearned
                                                               Additional On Securities Unearned    ESOP
                                                        Common   Paid-in    Available  Restricted Compen-  Treasury Retained
                                                         Stock   Capital     For Sale    Stock     sation   Stock   Earnings  Total
                                                        ------   -------     --------    -----    --- ----------------  ------------

Three Months Ended June 30, 1995
Balance - March 31, 1995                                $1,033   $6,584        (107)      - -       (826)     - -     5354   12,038

     Net income                                            - -      - -         - -       - -       - -       - -      234      234
     Adjustment of carrying value of securities available
       for sale, net of deferred taxes of $39              - -      - -          61       - -       - -       - -      - -       61
     Amortization of unearned ESOP and restricted
       stock award                                         - -      - -         - -       - -         23      - -      - -       23
     Purchase of Treasury Stock                            - -      - -         - -       - -        - -      - -      - -      - -
     Cash dividends - $.10 per share                       - -      - -         - -       - -        - -      - -      (72)     (72)
Balance - June 30, 1995                                 $1,033   $6,584        ($46)      - -      ($803)     - -   $5,516  $12,284
                                                        ======   ======         ===      ====       ====     ====   ======  =======



Three Months Ended June 30, 1996

Balance - March 31, 1996                                $1,033   $6,584        ($34)    ($319)     ($699)   ($561)    5860   11,864

     Net income                                            - -      - -         - -      $223        - -      - -      - -      223
     Adjustment of carrying value of securities available
       for sale, net of deferred taxes of $xx              - -      - -         (10)      - -        - -      - -      - -      (10)
     Amortization of unearned ESOP and restricted
       stock award                                         - -      - -         - -        70         34      - -      - -      104
     Purchase of Treasury Stock                            - -      - -         - -       - -        - -     (373)     - -     (373)
     Cash dividends - $.10 per share                       - -      - -         - -       - -        - -      - -      (88)     (88)

Balance - June 30, 1996                                 $1,033   $6,584        ($44)    ($249)     ($665)   ($934)  $5,995  $11,720
                                                        ======   ======         ===      ====       ====     ====    =====  =======

                                            See accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1996         1995
                                                              ----         ----
Cash provided by operating activities:
    Net income                                                $223         $234
      Adjustments to reconcile net income to net cash
       provided by operations:
         Depreciation                                           24           25
         Provision for loan losses                               6            6
         Amortization of ESOP and restricted stock awards      104          - -
         Proceeds from sales of mortgage loans               1,501          898
         Loans originated for sale                          (1,486)        (890)
         Decrease (increase) accrued interest receivable        16           11
         Decrease(increase) prepaid expenses and other assets   21         (166)
         Increase (decrease) accrued interest payable          (19)         (11)
         Increase(decrease) accrued income taxes payable       136           28
         Increase(decrease) other accrued liabilities           55           51
                                                              ----         ----
      Net cash provided by operating activities                581          186
                                                              ----         ----

Cash provided by investing activities:
   Principal collected on long-term loans                    9,486        4,400
   Long-term loans originated or acquired                  (12,425)      (7,872)
   Purchases of mortgage-backed securities                  (2,766)      (1,933)
   Principal collected on mortgage-backed securities           189          206
   Proceeds from sale of foreclosed property                    43          - -
   Purchase of office properties and equipment                (240)         (29)
   Purchase of investments                                    (261)        (304)
                                                             -----        -----
      Net cash provided by (used in) investing activities   (5,974)      (5,532)
                                                             -----        -----

Cash provided by financing activities:
   Net increase (decrease) in savings accounts              $2,579         2430
   Net increase(decrease) in short term borrowings            (378)        2545
   Repayments of long-term financing                           (13)         - -
   Proceeds from long-term financing                         3,233          - -
   Purchases of treasury stock                                (373)         - -
   Dividends paid                                              (88)         - -
                                                             -----        -----
      Net cash provided by (used in) financing activities    4,960        4,975
                                                             -----        -----

Increase (decrease) in cash and equivalents                   (433)        (371)
   Cash and equivalents - beginning                          3,412        3,086
                                                            ------       ------
   Cash and equivalents - ending                            $2,979       $2,715
                                                            ======       ======

Supplemental disclosures of cash flow information:
   Loans receivable transferred to foreclosed properties
      and properties subject to foreclosure                 $   59       $   42
   Properties subject to foreclosure transferred to
      loans receivable                                      $  - -       $  - -

          See accompanying Notes to Consolidated Financial Statements

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

        The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1996 and should be read in conjunction with the financial statements and notes which appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

Note 2. Subsequent Events:   none

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.


     Comparison of Operating Results for the Three Months Ended June 30, 1995 and June 30, 1996

Net Income

     Net income for the three months ended June 30, 1996, decreased $11,000 or 4.7% to $223,000 compared to $234,000 for the three months ended June 30, 1995. The decrease in net income was primarily due to an increase in salaries and employee benefits of $76,000 from $231,000 for the three months ended June 30, 1995 to $307,000 for the three months ended June 30, 1996. The increase reflects $70,000 for the three months ended June 30, 1996, in expense from accounting for the Company's stock incentive plan that requires under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore no expense was taken for the three months ended June 30, 1995. This increase in expense was partially offset by an increase of $68,000 in net interest income from $762,000 for the three months ended June 30, 1995, to $830,000 for the three months ended June 30, 1996, and an increase of $28,000 in total other income from $112,000 for the three months ended June 30, 1995, to $140,000 for the three months ended June 30, 1996

Net Interest Income

     Net interest income increased by $68,000 from $762,000 for the three months ended June 30, 1995, to $830,000 for the three months ended June 30, 1996. Interest income increased $333,000 to $1.8 million for the three months ended June 30, 1996, compared to $1.5 million for the three months ended June 30, 1995, while interest expense increased only $265,000 to $972,000 for the three months ended June 30, 1996, from $707,000 for the three months ended June 30, 1995. The improvement in net interest income primarily reflects an increase in average interest-earning assets of 17.2 million from 67.8 million for the three months ended June 30, 1995 compared to $85.0 million for the three months ended June 30, 1996.

Interest Income

     Interest income increased $333,000 or 22.7% to $1.8 million for the three months ended June 30, 1996, compared to $1.5 million for the three months ended June 30, 1995. The increase was due to the increase in average net loans receivable to $72.7 million for the three months ended June 30, 1996, compared to $60.2 million for the three months ended June 30, 1995. The increase in loans receivable was the result of the general increase in mortgage interest rates over the comparable periods which encouraged the bank's customers to seek adjustable rate loans which are held in house as opposed to fixed-rate loans which are sold on the secondary market. Interest on mortgage-backed and related securities increased $78,000 to $140,000 for the three months ended June 30, 1996, from $62,000 for the three months ended June 30, 1995, due primarily to an increase in the average balance of mortgage backed and related securities from $3.5 million for the three months ended June 30, 1995, to an average balance of $7.7 million for the three months ended June 30, 1996, that was the result of the purchase of $2.8 million of additional securities.

     Interest on investments increased $10,000 to $64,000 for the three months ended June 30, 1996, compared to $54,000 for the three months ended June 30, 1995, as a result of an increase in the average outstanding balance of such investments from $4.0 million for the three months ended June 30, l995, to $4.6 million for the three months ended June 30, 1996.

Interest Expense

     Interest expense increased $265,000 or 37.5% to $972,000 for the three months ended June 30, 1996, compared to $707,000 for the three months ended June 30, 1995. Interest on savings increased $101,000 or 17.0% from $594,000 for the three months ended June 30, 1995 to $695,000 for the three months ended June 30, 1996. The increase reflects an increase in the average interest earning deposits to $59.1 million for the three months ended June 30, 1996, from an average balance of $51.3 million for the three months ended June 30, 1995, and an increase in rates paid. Interest on borrowings increased $164,000 or 145.1% from $113,000 for the three months ended June 30, 1995, to $277,000 for the three months ended June 30, 1996. The increase reflects an increase in average advances and other borrowings from $7.2 million for the three months ended June 30, 1995, to $19.0 million for the three months ended June 30, 1996. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

     The provision for loan losses remained at $6,000 for the three months ended June 30, 1996, compared to $6,000 for the three months ended June 30, 1995. The allowance for loan losses totalled $435,000 at June 30, 1996, compared to $439,000 at June 30, 1995, and represented .59% and .71% of gross loans and 62.59% and 106.30% of non-performing loans, respectively. Management currently believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was .92% at June 30, 1996, compared to .61% at June 30, 1995.

Other Income

     Total other income increased 25.0% or $28,000 to $140,000 for the three months ended June 30, 1996, compared to $112,000 for the three months ended June 30, 1995. The increase includes a $7,000 increase in gain on sale of mortgage loans to $15,000 for the three months ended June 30, 1996 compared, to $8,000 for the three months ended June 30, 1995. Other income increased $22,000 from $26,000 for the three months ended June 30. 1995 to $48,000 for the three months ended June 30, 1996, and reflects real estate lot sales in the bank's subsidiary of $20,000 for the three months ended June 30, 1996, compared to none for the three months ended June 30, 1995.

General and Administrative Expenses

     General and administrative expenses increased $97,000 or 20.2% to $577,000 for the three months ended June 30, 1996, compared to $480,000 for the three months ended June 30, 1995. Salaries and employee benefits increased $76,000 from $231,000 for the three months ended June 30, 1995, to $307,000 for the three months ended June 30, 1996. The increase reflects $70,000 for the three months ended June 30, 1996, in expense from accounting for the Company's stock incentive plan that requires under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore no expense was taken for the three months ended June 30, 1995. Net occupany expense increased $7,000 from $60,000 for the three months ended June 30, 1995, to $67,000 for the three months ended June 30, 1996. Other expenses increased $7,000 from $124,000 for the three months ended June 30, 1995, to $131,000 for the three months ended June 30, 1996.

Income Tax Expense

Income tax expense increased $10,000 or 6.5% from $154,000 for the three months ended June 30, 1995, to $164,000 for the three months ended June 30, 1996. The effective tax rate for the three months ended June 30, 1996, was 42.4% compared to 39.7% for the three months ended June 30, 1995. The increase in income tax expense is the direct result of an increase in the effective rate, as income before taxes decreased $1,000 from $388,000 for the three months ended June 30, 1995, to $387,000 for the three months ended June 30, 1996. The increase in effective rate is the result on an accounting change to accomodate a slight underaccrual of taxes for the previous fiscal year.

Financial Condition

     Total assets increased $5.4 million or 6.3% to $91.8 million at June 30, 1996, compared to $86.4 million at March 31, 1996. The increase is a result of a $2.5 million or 3.6% increase in net loans receivable to $72.5 million at June 30, 1996, compared to $70.0 million at March 31, 1996. The increase in net loans receivable was the result of the expected seasonal increase of loan activity during the spring and summer months. Cash decreased $433,000 from $3.4 million at March 31, 1996, to $3.0 million at June 30, 1996, and was used to partially fund the increase in net loans receivable. Securities available for sale increased $261,000 from $2.9 million at March 31, 1996, to $3.1 million at June 30, 1996, as the result of the purchase of an additional money market mutual funds. Mortgage backed and related securities increased $2.6 million from $5.4 million on March 31, 1996, to $8.0 million at June 30, 1996, as the net result of the purchase of an $2.8 million of additional securities and principle repayments. The additional securities were purchased to meet an increase in the liquity requirement imposed by the Offfice of the Commissioner of Savings and Loan from 5% to 8% of selected liabilities.

     Savings accounts increased $2.5 million from $57.3 million at March 31, 1996, to $59.8 million at June 30, 1996. Outstanding advances from the Federal Home Loan Bank increased $3.2 million from $12.6 million at March 31, 1996 to $15.8 million at June 30, 1996. The increase in advances were used to fund the purchase the additional mortgage backed and related securities required by the increase in the Office of Savings and Loan's liquity requirement

Shareholders Equity decreased $144,000 from $11.9 million at March 31, 1996, to $11.7 million at June 30, 1996, as a result of net income for the three months ended June 30, 1996, and the amortization of the common stock purchased by the employee stock ownership plan of $34,000 from ($699,000) on March 31, 1996 to ($665,000) on June 30, 1996; the amortization of the unearned restricted stock plan award of $70,000 from ($319,000) at March 31, 1996, to ($249,000) at June
30, 1996; a decrease in the fair value of securities held for sale, net of related deferred taxes, of $10,000; and the purchase of an additional $373,000 in treasury stock that changed the treasury stock balance from ($561000) at March 31, 1996, to ($934,000) at June 30, 1996.

Current Developments

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

     Based on the change to the new deposit insurance system, developments in the financial services industry, changes in the activities of depository institutions and other factors, the FDIC seeks comments on whether the assessment base should be redefined.The FDIC has stated that review of the definition of "assessment base" does not signal any intent to enhance the total dollar amount of assessments collected, but that such redefinition may impact the assessments paid on an institution-by-institution basis. Until final regulations are adopted affecting the definition of an institution's assessment base, the Bank cannot predict what impact such regulation may have on Bank operations.

Asset/Liability Management

Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 4.26% of total assets, at the latest available reporting date of March 31, 1996. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. The Bank's three-year cumulative gap as of March 31, 1996, was a negative 1.82%. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to postively affect the net interest income.

Management believes that its asset/liability management strategies have reduced the potential effects of changes in interest rates on its operations. Increases in interest rates may increase net interest income because interest-earning assets will reprice more quickly than interest-bearing liabilities. The Company's analysis of the maturity and repricing of assets and liabilities incorporates certain assumptions concerning the amortization and prepayment of such assets and liabilities.

Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.


Management Strategy

Asset Quality

Total non-performing assets increased to $845,000 at June 30, 1996 from $455,000 at June 30, 1995. As a percentage of assets, non-performing assets increased to
 .92% at June 30, 1996, compared to .61% at June 30, 1995.


Selected Financial Ratios and Other Data:        At or For the
                                            Three months ended June 30,
Performance Ratios                             1996             1995
                                               ----             ----

Return on average assets                       0.99%            1.31%
Return on average equity                       7.56%            7.69%

                                                                  Three Months Ended June 30,
                                             --------------------------------------------------------------------
                                                            1996                               1995
                                             --------------------------------------------------------------------
                                               Average    Interest   Average     Average     Interest     Average
                                             Outstanding   Earned/    Yield/   Outstanding    Earned/      Yield/
                                               Balance      Paid       Rate      Balance       Paid         Rate
Assets

  Interest-earning assets:
   Mortgage loans                               $60,988    $1,300      8.53%     $51,398     $1,120        8.72%
    Commerical loans                              4,401       120     10.92        3,895        112       11.50
    Consumer loans                                7,293       178      9.74        4,908        121        9.86
                                                 ------     -----     -----       ------      -----       -----
       Total loans                               72,682     1,598      8.79       60,201      1,353        8.99
    Mortgage-backed and related securities        7,741       140      7.25        3,546         62        6.99
    Interest bearing deposits in other
       financial institutions                       804        11      5.41          730         10        5.48
    Investment securities                         2,974        39      5.29        2,855         38        5.32
    Federal Home Loan Bank stock                    803        14      6.72          442          6        5.43
                                                 ------     -----      -----      ------     ------        ----
       Total interest-earning assets             85,004    $1,802      8.48%      67,774     $1,469        8.67%
                                                 ------                           ------
    Non-interest earning assets                   5,020                            3,654
                                                 ------                           ------
       Total assets                             $90,024                          $71,428
                                                ========                         =======
Liabilities and retained earnings:
  Deposits:
    NOW accounts                                $ 8,918    $   39      1.75%    $  8,743     $   38        1.74%
    Money market deposit accounts                 2,941        35      4.76%          97          1        4.12
    Passbook                                      7,230        41      2.26%       6,924         43        2.48
    Certificates of deposit                      40,038       580      5.80%      35,577        512        5.76
                                                 ------       ---      -----      ------        ---        ----
       Total deposits                            59,127       695      4.70%      51,341        594        4.63
  Advances and other borrowings                  19,004       277      5.83%       7,232        113        6.25
                                                 ------       ---      -----      ------        ---        ----
    Total interest-bearing liabilities           78,131       972      4.98%      58,573        707        4.83%
  Non-interest bearing liabilities                  101                              690
  Equity                                         11,792                           12,165
                                                -------                           ------
    Total liabilities and retained earnings     $90,024                          $71,428
                                                =======                          =======
  Net interest income/interest rate spread                 $  830       3.50%                $  762        3.84%
                                                           ======       ====                 =======       ====
  Net earning assets/net interest margin        $ 6,873                 3.90%    $ 9,201                   4.50%
                                                =======                 ====     =======                   ====
  Average interest-earning assets to
    average interest-bearing liabilities           1.09x                            1.16x
                                                   ====                             ====
    ________________________

    (1)  Includes non-interest bearing NOW accounts.

    (2)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

    (3)  Net interest margin represents net interest income divided by average interest-earning assets.