Form 10-K/A
period 1996-03-31
NORTHWEST EQUITY CORP
filed 1996-08-28
CIK 916527

[ARTICLE]                     9
[MULTIPLIER]                  1,000

[PERIOD-TYPE]                          YEAR
[FISCAL-YEAR-END]               MAR-31-1996
[PERIOD-END]                    MAR-31-1996
[CASH]                                  947
[INT-BEARING-DEPOSITS]                2,465
[FED-FUNDS-SOLD]                          0
[TRADING-ASSETS]                          0
[INVESTMENTS-HELD-FOR-SALE]           2,859
[INVESTMENTS-CARRYING]                5,373
[INVESTMENTS-MARKET]                  5,386
[LOANS]                              70,680
[ALLOWANCE]                             433
[TOTAL-ASSETS]                       86,355
[DEPOSITS]                           57,256
[SHORT-TERM]                         14,906
[LIABILITIES-OTHER]                     323
[LONG-TERM]                           2,006
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[COMMON]                              1,033
[OTHER-SE]                           10,831
[TOTAL-LIABILITIES-AND-EQUITY]       86,355
[INTEREST-LOAN]                       5,911
[INTEREST-INVEST]                       562
[INTEREST-OTHER]                          0
[INTEREST-TOTAL]                      6,473
[INTEREST-DEPOSIT]                    2,614
[INTEREST-EXPENSE]                    3,311
[INTEREST-INCOME-NET]                 3,162
[LOAN-LOSSES]                            24
[SECURITIES-GAINS]                        0
[EXPENSE-OTHER]                       2,175
[INCOME-PRETAX]                       1,439
[INCOME-PRE-EXTRAORDINARY]              842
[EXTRAORDINARY]                           0
[CHANGES]                                 0
[NET-INCOME]                            842
[EPS-PRIMARY]                           .90
[EPS-DILUTED]                           .90
[YIELD-ACTUAL]                         3.77
[LOANS-NON]                             497
[LOANS-PAST]                            134
[LOANS-TROUBLED]                         62
[LOANS-PROBLEM]                          62
[ALLOWANCE-OPEN]                        434
[CHARGE-OFFS]                            43
[RECOVERIES]                             18
[ALLOWANCE-CLOSE]                       433
[ALLOWANCE-DOMESTIC]                      0
[ALLOWANCE-FOREIGN]                       0
[ALLOWANCE-UNALLOCATED]                   0