Form 10-Q/A
period 1996-06-30
NORTHWEST EQUITY CORP
filed 1996-10-09
CIK 916527

[ARTICLE]                     9
[MULTIPLIER]                  1,000

[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          MAR-31-1997
[PERIOD-END]                               JUN-30-1996
[CASH]                                           1,002
[INT-BEARING-DEPOSITS]                           1,977
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                      3,120
[INVESTMENTS-CARRYING]                           7,950
[INVESTMENTS-MARKET]                             7,757
[LOANS]                                         73,529
[ALLOWANCE]                                        435
[TOTAL-ASSETS]                                  91,804
[DEPOSITS]                                      59,835
[SHORT-TERM]                                    14,541
[LIABILITIES-OTHER]                                495
[LONG-TERM]                                      5,213
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         1,033
[OTHER-SE]                                      10,687
[TOTAL-LIABILITIES-AND-EQUITY]                  91,804
[INTEREST-LOAN]                                  1,598
[INTEREST-INVEST]                                  204
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                                 1,802
[INTEREST-DEPOSIT]                                 695
[INTEREST-EXPENSE]                                 972
[INTEREST-INCOME-NET]                              830
[LOAN-LOSSES]                                        6
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                    577
[INCOME-PRETAX]                                    387
[INCOME-PRE-EXTRAORDINARY]                         223
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       223
[EPS-PRIMARY]                                      .25
[EPS-DILUTED]                                      .25
[YIELD-ACTUAL]                                    3.50
[LOANS-NON]                                        589
[LOANS-PAST]                                         6
[LOANS-TROUBLED]                                   106
[LOANS-PROBLEM]                                    106
[ALLOWANCE-OPEN]                                   433
[CHARGE-OFFS]                                       10
[RECOVERIES]                                         6
[ALLOWANCE-CLOSE]                                  435
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0