Form 10QSB
period 1996-09-30
NORTHWEST EQUITY CORP
filed 1996-10-31
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996
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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 929,267 at September 30, 1996.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTHWEST EQUITY CORP.


Dated:___10/29/96____________            By:    __/s/ Brian L. Beadle_________
                                                (Brian L. Beadle, President
                                                Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer)

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

        The Registrant is not involved in any pending legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant. On October 16, 1996, the Bank was informed that it will be named as a party to a lawsuit in the near future involving a commercial loan that first appeared on the Watch List on September 30, 1996. The lawsuit will start replevin proceedings against the Bank's borrower and will involve several parties claiming interests in collateral secured by the Bank's General Business Security Agreement. The Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to establish an increased quarterly loss allowance until more information is available to make a reasonable estimate of any losses that may occur. At this writing, the summons and complaint has not been served and information such as appraisals, personal financial statements, etc. is being assembled. Management believes potential losses could be material to the financial condition and results of operations of the Bank. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $525,000 plus an overdraft of $83,000 less the current excess in the loan loss reserve of $259,000, would produce an after-tax loss of approximately $209,000. This amount would be approximately equal to the earnings for one quarter of the current fiscal year.

Item 2. Changes in Securities.  None

Item 3. Defaults upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Shareholders of the Company was held on August 13, 1996. There were 945,392 shares of common stock of the Company entitled to vote at the Annual Meeting, and 923,301 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:
                                                               Number of Votes
                                                               For     Withheld
Nominees for Director for a Three-Year Term Expiring in 1999

        Michael D. Jensen...................................  887,626    35,675
        Donald M. Michels...................................  887,126    36,175

                                                            Number of Votes
                                                        For   Against Abstained
Ratification of Keller & Yoder as independent auditors
 for the fiscal year ending March 31, 1997........... 883,501  38,500   13,000


Item 5. Other  Information.  None

Item 6. Exhibits and Reports on Form 8-k.


          a. No reports on Form 8-K were filed during the quarter for which this report was filed.

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       September 30,
                                                            1996       March 31,
                                ASSETS                  (unaudited)      1996
                                                        -----------      ----

Cash - including interest bearing deposits of $2,483
     at September 30, 1996 and $2,465 at March 31, 1996     $3,559       $3,412
Securities available- for- sale - fair value                 2,754        2,859
Mortgage backed securities - market value of $7,690
     at September 30, 1996 and $5,386 at March 31, 1996      7,775        5,373
Loans held for sale - at market                                472          717
Loans receivable - net                                      76,549       69,963
Foreclosed properties and properties subject to foreclosure    166          127
Investment in Federal Home Loan Bank stock at
     cost - which approximates fair value                      812          803
Premises and equipment                                       2,420        2,199
Accrued interest receivable                                    641          602
Prepaid expenses and other assets                              353          300
                                                           -------      -------
TOTAL ASSETS                                               $95,501      $86,355
                                                           =======      =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Savings accounts                                      $62,498      $57,256
     Advances from Federal Home Loan Bank                   16,245       12,556
     Other borrowed money                                    4,418        4,356
     Accounts payable and accrued expenses                     749          308
     Accrued income taxes                                     - -            15
                                                            ------       ------
          Total liabilities                                 83,910       74,491
Stockholders' Equity
     Preferred stock - $1 par value per share;
      2,000,000 shares  authorized; none issued               - -          - -
     Common stock - $1 par value per share; 4,000,000 shares
      authorized; 1,032,517 shares issued and outstanding    1,033        1,033
     Additional paid-in capital                              6,584        6,584
     Net unrealized loss on securities available for sale      (27)         (34)
     Less unearned restricted stock plan award                (178)        (319)
     Less unearned Employee Stock Ownership
       Plan compensation                                      (630)        (699)
     Less treasury stock - at cost - 103,250 shares         (1,105)        (561)
     Retained earnings - substantially restricted            5,914        5,860
                                                             -----        -----
        Total stockholders' equity                          11,591       11,864
                                                            ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $95,501      $86,355
                                                           =======      =======

           See accompanying Notes to Consolidated Financial Statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   (In Thousands except for per share amounts)

                                                   Three Months Ended        Six Months Ended
                                                      September 30,            September 30,
                                                     1996         1995        1996         1995
Interest income:
     Interest and fees on loans                    $1,673       $1,473      $3,271       $2,826
     Interest on mortgage-backed securities           142           71         282          133
     Interest and dividends on investments             53           52         117          106
                                                    -----          ---        ----          ---
        Total interest income                       1,868        1,596       3,670        3,065
                                                    -----        -----       -----        -----

Interest expense:
     Interest on savings                              732          645       1,427        1,239
     Interest on borrowings                           278          170         555          283
                                                      ---          ---        ----         ---
        Total interest expense                      1,010          815       1,982        1,522
                                                    -----          ---       -----       -----
          Net interest income                         858          781       1,688        1,543
Provision for loan losses                              25            6          31           12
                                                      ---           --         ---          --

Net interest income after provision for loan losses   833          775       1,657        1,531
                                                      ---          ---       -----        -----

Other income:
     Mortgage servicing fees                           19           17          38           35
     Service charges on deposits                       54           59         112          119
     Gain on sale of mortgage loans                    15           10          30           18
     Other                                             53           51         101           77
                                                      ---          ---         ---           --
        Total other income                            141          137         281          249
                                                      ---          ---         ---          ---

General and administrative expenses:
     Salaries and employee benefits                   316          225         623          456
     Net occupancy expense                             67           63         134          123
     Data processing                                   30           35          67           69
     Federal insurance premiums                       383           31         418           62
     Other                                            158          152         289          276
                                                      ---          ---         ---          ---
        Total general and administrative expense      954          506       1,531          986
                                                      ---          ---       -----          ---

Income before income taxes                             20          406         407          794
                                              `           `
        Income taxes                                    8          177         172          331
                                                        -          ---         ---          ---

Net income                                           $ 12         $229        $235         $463
                                                     ====         ====        ====         ====

Earnings per share:                                 $0.01        $0.25       $0.27        $0.50
                                                    -----        -----       -----        -----

                     See accompanying Notes to Consolidated Financial Statements


                                 NORTHWEST EQUITY CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                               (UNAUDITED)
                                              (In Thousands)





                                                                      Unrealized
                                                                      Gain(Loss)              Unearned
                                                          Additional On Securities  Unearned    ESOP
                                                  Common    Paid-in    Available   Restricted  Compen-   Treasury  Retained
                                                   Stock    Capital    For Sale      Stock     sation     Stock    Earnings   Total
Six Months Ended September 30, 1995

Balance - March 31, 1995                            $1,033   $6,584     ($107)       - -       (826)      - -        5354   $12,038

   Net income                                         - -      - -       - -         - -       - -        - -         463       463
   Adjustment of carrying value of securities
    available for sale, net of deferred taxes of $41  - -      - -         64        - -       - -        - -        - -         64
   Amortization of unearned ESOP and restricted
    stock award                                       - -      - -       - -         - -         46       - -        - -         46
   Purchase of Treasury Stock                         - -      - -       - -         - -       - -        - -        - -       - -
   Cash dividends - $.08 per share                    - -      - -       - -         - -       - -        (155)                (155)
Balance - September 30, 1995                        $1,033   $6,584      ($43)      $- -      ($780)     $ - -     $5,662   $12,456
                                                    ======   ======      =====      ====      ======     ======    ======   =======



Six Months Ended September 30, 1996

Balance - March 31, 1996                            $1,033   $6,584      ($34)     ($319)     ($699)     ($561)    $5,860   $11,864

   Net income                                         - -      - -       - -        - -        - -        - -         235       235
    Adjustment of carrying value of securities
     available for sale, net of deferred taxes of $5  - -      - -          7       - -        - -        - -        - -          7
    Amortization of unearned ESOP and restricted
     stock award                                      - -      - -       - -         141         69       - -        - -        210
    Purchase of Treasury Stock                        - -      - -       - -        - -        - -        (544)      - -       (544)
    Cash dividends - $.10 per share                   - -      - -       - -        - -        - -        - -        (181)     (181)


Balance - September 30, 1996                        $1,033   $6,584      ($27)     ($178)     ($630)   ($1,105)    $5,914   $11,591
                                                    ======   ======      =====     ======     ======   ========    =======  =======


                                        See accompanying Notes to Consolidated Financial Statements

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)
                                                               Six Months Ended
                                                                 September 30,
                                                                 1996      1995
Cash provided by operating activities:
     Net income                                                  $235      $463
       Adjustments to reconcile net income to net cash
        provided by operations:
          Depreciation                                             48        49
          Provision for loan losses                                31        12
          Amortization of ESOP and restricted stock awards        210      - -
          Proceeds from sales of mortgage loans                 3,279     2,811
          Loans originated for sale                            (3,004)   (2,793)
          Decrease (increase) accrued interest receivable         (39)      (96)
          Decrease(increase) prepaid expenses and other assets    (53)     (400)
          Increase (decrease) accrued interest payable            (69)      (35)
          Increase(decrease) accrued income taxes payable         (15)      (73)
          Increase(decrease) other accrued liabilities            510       144
                                                                -----       ---
        Net cash provided by operating activities               1,133        82
                                                                -----        --

Cash provided by investing activities:
     Principal collected on long-term loans                    15,220    10,463
     Long-term loans originated or acquired                   (21,943)  (18,367)
     Purchases of mortgage-backed securities                   (2,766)   (3,917)
     Principal collected on mortgage-backed securities            364       251
     Proceeds from sale of foreclosed property                     44      - -
     Purchase of office properties and equipment                 (269)     (100)
     Purchase of investments                                       96      (201)
                                                               -------  --------
        Net cash provided by (used in) investing activities    (9,254)  (11,871)
                                                               -------  --------

Cash provided by financing activities:
     Net increase (decrease) in savings accounts                5,242      4748
     Net increase(decrease) in short term borrowings              393      6207
     Repayments of long-term financing                           (411)     (600)
     Proceeds from long-term financing                          3,769       550
     Purchases of treasury stock                                 (544)     - -
     Dividends paid                                              (181)     - -
                                                                ------     ---
        Net cash provided by (used in) financing activities     8,268    10,905
                                                                ------   ------

Increase (decrease) in cash and equivalents                       147      (884)
     Cash and equivalents - beginning                           3,412     3,086
                                                                -----     -----
     Cash and equivalents - ending                             $3,559    $2,202
                                                               ======    ======

Supplemental disclosures of cash flow information:
     Loans receivable transferred to foreclosed properties
        and properties subject to foreclosure                     $83      $121
     Properties subject to foreclosure transferred to
        loans receivable                                        $- -      $- -

           See accompanying Notes to Consolidated Financial Statements

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

        The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1996, and should be read in conjunction with the financial statements and notes which appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

Comparison of Operating Results for the Three Months Ended September 30, 1995 and September 30, 1996

Net Income

Net income for the three months ended September 30, 1996, decreased $217,000 or 94.8% to $12,000 compared to $229,000 for the three months ended September 30, 1995. The decrease in net income was primarily due to a one time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment for the three months ended September 30, 1996. The charge stems from recent legislation that recapitalizes the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) will be reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits. The charge will be more than offset by the reduction in future premiums (See Current Developments Section). Salaries and employee benefits increased $91,000 from $225,000 for the three months ended September 30, 1995, to $316,000 for the three months ended September 30, 1996. The increase reflects $70,000 for the three months ended September 30, 1996, in expense from accounting for the Company's stock incentive plan that requires under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore no expense was taken for the three months ended September 30, 1995. This increase in expense was partially offset by an increase of $77,000 in net interest income from $781,000 for the three months ended September 30, 1995, to $858,000 for the three months ended September 30, 1996, and an increase of $4,000 in total other income from $137,000 for the three months ended September 30, 1995, to $141,000 for the three months ended September 30, 1996

Net Interest Income

Net interest income increased by $77,000 from $781,000 for the three months ended September 30, 1995, to $858,000 for the three months ended September 30, 1996. Interest income increased $272,000 to $1.9 million for the three months ended September 30, 1996, compared to $1.6 million for the three months ended September 30, 1995, while interest expense increased only $195,000 to $1.0 million for the three months ended September 30, 1996, from $815,000 for the three months ended September 30, 1995

Interest Income

Interest income increased $272,000 or 17.0% to $1.9 million for the three months ended September 30, 1996, compared to $1.6 million for the three months ended September 30, 1995. Of the increase, $200,000 was due to an increase in interest and fees on loans to to $1.7 million for the three months ended September 30, 1996, compared to $1.5 million for the three months ended September 30, 1995. This increase was due to the increase in the average outstanding balance of total loans to $75.8 million for the three months ended September 30, 1996, compared to $64.6 million for the three months ended September 30, 1995. The increase in total loans reflects the general increase in mortgage interest rates over the comparable periods that encouraged the bank's customers to seek adjustable rate loans that are held in house as opposed to fixed-rate loans that are sold on the secondary market. The remaining increase was due to a $71,000 increase in interest on mortgage-backed and related securities to $142,000 for the three months ended September 30, 1996, from $71,000 for the three months ended September 30, 1995. This increase was due to an increase in the average outstanding balance of mortgage backed and related securities from $4.5 million for the three months ended September 30, 1995, to an average outstanding balance of $7.8 million for the three months ended September 30, 1996. The increase was the result of the purchase of $2.8 million of additional securities to meet increased Wisconsin Department of Financial Institutions liquidity requirements. Interest on investments increased $1,000 to $53,000 for the three months ended September 30, 1996, compared to $52,000 for the three months ended September 30, 1995.

Interest Expense

Interest expense increased $195,000 or 23.9% to $1.0 million for the three months ended September 30, 1996, compared to $815,000 for the three months ended September 30, 1995. Interest on savings increased $87,000 or 13.5% from $645,000 for the three months ended September 30, 1995, to $732,000 for the three months ended September 30, 1996. The increase reflects an increase in the average outstanding balances of total deposits to $60.4 million for the three months ended September 30, 1996, from an average outstanding balance of $53.4 million for the three months ended September 30, 1995, and an increase in rates paid. Interest on borrowings increased $108,000 or 63.5% from $170,000 for the three months ended September 30, 1995, to $278,000 for the three months ended September 30, 1996. The increase reflects an increase in the average outstanding balance of advances and other borrowings from $10.2 million for the three months ended September 30, 1995, to 19.9 $million for the three months ended September 30, 1996. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

The provision for loan losses increased $19,000 to $25,000 for the three months ended September 30, 1996, compared to $6,000 for the three months ended September 30, 1995. The increase reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish an increased quarterly loss allowance until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $447,000 at September 30, 1996, compared to $443,000 at September 30, 1995, and represented 0.58% and 0.71% of gross loans and 46.0% and 106.30% of non-performing loans, respectively. When compared to the allowance for loan losses calculation that is based on a three year actual loss average, the Board of Directors believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was 1.20% at September 30, 1996, compared to 1.07% at September 30, 1995.

Other Income

Total other income increased 2.9% or $4,000 to $141,000 for the three months ended September 30, 1996, compared to $137,000 for the three months ended September 30, 1995. The increase includes a $5,000 increase in gain on sale of mortgage loans to $15,000 for the three months ended September 30, 1996, compared, to $10,000 for the three months ended September 30, 1995. Other income increased $2,000 from $51,000 for the three months ended September 30, 1995, to $53,000 for the three months ended September 30, 1996. Service charges on deposits decreased $5,000 to $54,000 for the three months ended September 30, 1996, compared, to $59,000 for the three months ended September 30, 1995.

General and Administrative Expenses

General and administrative expenses increased $448,000 or 88.5% to $954,000 for the three months ended September 30, 1996, compared to $506,000 for the three months ended September 30, 1995. Salaries and employee benefits increased $91,000 from $225,000 for the three months ended September 30, 1995, to $316,000 for the three months ended September 30, 1996. The increase reflects $70,000 for the three months ended September 30, 1996, in expense from accounting for the Company's stock incentive plan that requires under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore no expense was taken for the three months ended September 30, 1995. Net occupancy expense increased $4,000 from $63,000 for the three months ended September 30, 1995, to $67,000 for the three months ended September 30, 1996, and reflects the completion of an addition and remodeling project to the New Richmond office location. Other expenses increased $6,000 from $152,000 for the three months ended September 30, 1995, to $158,000 for the three months ended September 30, 1996. Federal insurance premiums increased $352,000 from $31,000 for the three months ended September 30, 1995, to $383,000 for the three months ended September 30, 1996. The increase is due to one-time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment for the three months ended September 30, 1996. The charge stems from recent legislation that recapitalizes the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund
(SAIF) will be reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits. The charge will be more than offset by the reduction in future premiums (See Current Developments Section).
Income Tax Expense

Income tax expense decreased $169,000 or 95.5% from $177,000 for the three months ended September 30, 1995, to $8,000 for the three months ended September 30, 1996. The decrease in income tax expense is the direct result of the decrease in income before taxes of $386,000 from $406,000 for the three months ended September 30, 1995, to $20,000 for the three months ended September 30, 1996. The effective tax rate for the three months ended September 30, 1996, was 40.0% compared to 43.6% for the three months ended September 30, 1995.


Comparison of Operating Results for the Six Months Ended September 30, 1995 and September 30, 1996

Net Income

Net income for the six months ended September 30, 1996, decreased $228,000 or 49.2% to $235,000 compared to $463,000 for the six months ended September 30, 1995. The decrease in net income was primarily due to a one time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment for the three months ended September 30, 1996. The charge stems from recent legislation that recapitalizes the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) will be reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits. The charge will be more than offset by the reduction in future premiums (See Current Developments Section). Salaries and employee benefits increased $167,000 from $456,000 for the six months ended September 30, 1995, to $623,000 for the six months ended September 30, 1996. The increase reflects $140,000 for the six months ended September 30, 1996, in expense from accounting for the Company's stock incentive plan that requires under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore no expense was taken for the six months ended September 30, 1995. This increase in expense was partially offset by an increase of $145,000 in net interest income from $1.5 million for the six months ended September 30, 1995, to $1.7 million for the six months ended September 30, 1996, and an increase of $32,000 in total other income from $249,000 for the six months ended September 30, 1995, to $281,000 for the six months ended September 30, 1996

Net Interest Income

Net interest income increased by $145,000 from $1.5 million for the six months ended September 30, 1995, to $1,7 million for the six months ended September 30, 1996. Interest income increased $605,000 to $3.7 million for the six months ended September 30, 1996, compared to $3.1 million for the six months ended September 30, 1995, while interest expense increased only $460,000 to $2.0 million for the six months ended September 30, 1996, from $1.5 million for the six months ended September 30, 1995. The improvement in net interest income primarily reflects an increase in the average outstanding balance of interest-earning assets of $15.7 million from $70.4 million for the six months ended September 30, 1995, compared to $86.1 million for the six months ended September 30, 1996.

Interest Income

Interest income increased $605,000 or 19.5% to $3.7 million for the six months ended September 30, 1996, compared to $3.1 million for the six months ended September 30, 1995. Of the increase, $445,000 was due to an increase in interest and fees on loans to $3.3 million for the six months ended September 30, 1996, compared to $2.8 million for the six months ended September 30, 1995. This increase was due to the increase in the average outstanding balance of total loans to $74.1million for the six months ended September 30, 1996, compared to $62.4 million for the six months ended September 30, 1995. The increase in total loans reflects the general increase in mortgage interest rates over the comparable periods that encouraged the bank's customers to seek adjustable rate loans that are held in house as opposed to fixed-rate loans that are sold on the secondary market. The remaining increase was primarily due to a $149,000 increase in interest on mortgage-backed and related securities to $282,000 for the six months ended September 30, 1996, from $133,000 for the six months ended September 30, 1995. This increase was due to an increase in the average outstanding balance of mortgage backed and related securities from $4.0 million for the six months ended September 30, 1995, to an average balance of $7.8 million for the six months ended September 30, 1996. This increase was the result of the purchase of $2.8 million of additional securities to meet increased Wisconsin Department of Financial Institutions liquidity requirements. Interest on investments increased $11,000 to $117,000 for the six months ended September 30, 1996, compared to $106,000 for the six months ended September 30, 1995, as a result of an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, securities held for sale, and Federal Home Loan Bank stock from $3.9 million for the six months ended September 30, l995, to $4.2 million for the six months ended September 30, 1996.

Interest Expense

Interest expense increased $460,000 or 30.7% to $2.0 million for the six months ended September 30, 1996, compared to $1.5 million for the six months ended September 30, 1995. Interest on savings increased $188,000 or 15.7% from $1.2 million for the six months ended September 30, 1995, to $1.5 million for the six months ended September 30, 1996. The increase reflects an increase in the average outstanding balance of total deposits to $61.0 million for the six months ended September 30, 1996, from an average balance of $52.7 million for the six months ended September 30, 1995. Interest on borrowings increased $272,000 or 96.1% from $283,000 for the six months ended September 30, 1995, to $555,000 for the six months ended September 30, 1996. The increase reflects an increase in average outstanding balance of advances and other borrowings from $8.7 million for the six months ended September 30, 1995, to $19.4 million for the six months ended September 30, 1996. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

The provision for loan losses increased $19,000 to $31,000 for the six months ended September 30, 1996, compared to $12,000 for the six months ended September 30, 1995. The increase reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish an increased quarterly loss allowance until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $447,000 at September 30, 1996, compared to $443,000 at September 30, 1995, and represented 0.58% and 0.71% of gross loans and 46.0% and 106.30% of non-performing loans, respectively. When compared to the allowance for loan losses calculation that is based on a three year actual loss average, the Board of Directors believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was 1.2% at September 30, 1996, compared to 1.07% at September 30, 1995.

Other Income

Total other income increased $32,000 or 12.9% to $281,000 for the six months ended September 30, 1996, compared to $249,000 for the six months ended September 30, 1995. The increase includes a $12,000 increase in gain on sale of mortgage loans to $30,000 for the six months ended September 30, 1996 compared, to $18,000 for the six months ended September 30, 1995. Other income increased $24,000 from $77,000 for the six months ended September 30, 1995 to $101,000 for the six months ended September 30, 1996, and reflects real estate lot sales in the bank's subsidiary of $49,000 for the six months ended September 30, 1996, compared to $17,000 for the six months ended September 30, 1995.

General and Administrative Expenses

General and administrative expenses increased $545,000 or 54.5% to $1.5 million for the six months ended September 30, 1996, compared to $1.0 million for the six months ended September 30, 1995. Salaries and employee benefits increased $167,000 from $456,000 for the six months ended September 30, 1995, to $623,000 for the six months ended September 30, 1996. The increase reflects $140,000 for the six months ended September 30, 1996, in expense from accounting for the Company's stock incentive plan that requires under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore no expense was taken for the six months ended September 30, 1995. Net occupancy expense increased $11,000 from $123,000 for the six months ended September30, 1995, to $134,000 for the six months ended September 30, 1996, and reflects the completion of an addition to and remodeling of the New Richmond office location.. Other expenses increased $13,000 from $276,000 for the six months ended September 30, 1995, to $289,000 for the six months ended September 30, 1996. Federal insurance premiums increased $356,000 from $62,000 for the six months ended September 30, 1995, to $418,000 for the six months ended September 30, 1996. The increase is due to one-time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment for the three months ended September 30, 1996. The charge stems from recent legislation that recapitalizes the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) will be reduced by about 70 percent, to
6.4 cents from 23 cents per $100 of deposits. The charge will be more than offset by the reduction in future premiums (See Current Developments Section).

Income Tax Expense

Income tax expense decreased $159,000 or 48.0% from $331,000 for the six months ended September 30, 1995, to $172,000 for the six months ended September 30, 1996. The decrease in income tax expense is the direct result of a decrease in income before taxes of $387,000 from $794,000 for the six months ended September 30, 1995, to $407,000 for the six months ended September 30, 1996. The effective tax rate for the six months ended September 30, 1996, was 42.3% compared to 41.7% for the six months ended September 30, 1995.


Financial Condition

Total assets increased $9.1 million or 10.5% to $95.5 million at September 30, 1996, compared to $86.4 million at March 31, 1996. The increase is a result of a $6.5 million or 9.3% increase in loans receivable-net to $76.5 million at September 30, 1996, compared to $70.0 million at March 31, 1996. The increase in loans receivable-net was the result of the expected seasonal increase of loan activity during the spring and summer months. Cash increased $147,000 from $3.4 million at March 31, 1995, to $3.6 million at September 30, 1996. Securities available for sale decreased $105,000 from $2.9 million at March 31, 1996, to $2.8 million at September 30, 1996, as the result of the reduction in the balance in money market mutual funds. Mortgage backed and related securities increased $2.4 million from $5.4 million on March 31, 1996, to $7.8 million at September 30, 1996, as the net result of the purchase of an $2.8 million of additional securities The additional securities were purchased to meet an increase in the liquidity requirement imposed by the Wisconsin Department of Financial Institutions from 5% to 8% of selected liabilities.

Savings accounts increased $5.2 million from $57.3 million at March 31, 1996, to $62.5 million at September 30, 1996. The increase in savings accounts was used to fund the increase in loans receivable. Outstanding advances from the Federal Home Loan Bank increased $3.6 million from $12.6 million at March 31, 1996, to $16.2 million at September 30, 1996. Of the increase, $2.8 million in advances were used to fund the purchase of the additional mortgage backed and related securities required by the increase in the Wisconsin Department of Financial Institution's liquidity requirement. The remaining $0.8 million was used to fund a portion of the increase in loans receivable.

Shareholders Equity decreased $285,000 from $11.9 million at March 31, 1996, to $11.6 million at September 30, 1996. The decrease is due to the purchase of an additional $544,000 in treasury stock that changed the treasury stock balance from ($0.6 million) at March 31, 1996, to ($1.1 million) at September 30, 1996. This decrease is offset by the amortization of the unearned Employee Stock Ownership Plan compensation of $69,000 from ($699,000) on March 31, 1996 to ($630,000) on September 30, 1996; the amortization of the unearned restricted stock plan award of $141,000 from ($319,000) at March 31, 1996, to ($178,000) at
September 30, 1996; an increase in the net unrealized loss on securities held for sale of $7,000 from ($34,000) at March 31, 1996 to ($27,000) at September 30, 1996; and the increase of $42,000 in retained earnings from $5.86 million at March 31, 1996, to $5.90 million at September 30, 1996.

Current Developments

        Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels were set for each fund to facilitate the fund achieving its designated reserve ratio. As the funds reach their designated ratios, the FDIC has authority to lower fund premium assessments to rates sufficient to maintain the designated reserve ratio. In May 1995, the BIF achieved its designated ratio and the FDIC lowered BIF premium rates for most BIF-insured institutions. In
November 1995, the FDIC reduced assessment rates by four cents per $100 of deposits for all institutions, producing a premium rate schedule ranging from 0% (i.e. whereby such institutions will be subject only to a $2,000 minimum annual premium) to 0.27% of deposits depending on the institution's risk-based premium category. Based on these assessment rate modifications, the majority of BIF members paid only a $2,000 minimum annual premium and, therefore, BIF-insured institutions paid, on average, 0.43 cents per $100 of deposits. The SAIF had not achieved its designated reserve ratio and was not anticipated to do so prior to the year 2001. Therefore, SAIF premium rates for SAIF-insured members continued to be set at an average of 23.7 cents per $100 of deposits. As a result of the new assessment rate provisions, SAIF member institutions were placed at a competitive disadvantage based on higher deposit insurance premium On September 30, 1996, President Clinton signed banking legislation to resolve the deposit insurance premium disparity. The banking package also included extensive regulatory relief for banks and thrifts. The BIF-SAIF package contains the following core elements for resolving the deposit premium disparity:
        Special Assessment. A one-time special assessment on SAIF deposits will be imposed to bring the fund's reserve ration to the statutory 1.25 percent. The assessment rate will be approximately 65.7 basis points on deposits as of March 31, 1995. The bill clarifies that the special assessment is deductible for tax purposes in the year paid. The special assessment amounted to $350,000 to the Bank and is reflected in the current financial data reported as of September 30, 1996.

        FICO Sharing. Pro-rata sharing of the Financing Corporation obligation among BIF-SAIF members will begin by January l, 2000. This obligation was previously paid by only SAIF members. SAIF members will have paid the full $780 million amount of the FICO obligation for this year. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed 6.44 basis points and BIF deposits 1.29 basis points.

        SAIF and BIF Rates. Through December 31, 1998, the assessment rate for SAIF deposits cannot be lower than the rate for BIF deposits.

        Reserve Ration, Rebates The FDIC is prohibited from setting the semiannual assessment at a rate in excess of what's needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only.

        Deposit Migration For a three-year period, the banking regulators are authorized to prevent SAIF-insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purpose of evading the SAIF premium.

        Funds Merger. The BIF and SAIF insurance funds will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations (not including state savings banks) in existence on that date. The statute is silent on when, how or if rechartering will occur.

        Timetable. Pro-rata FICO sharing will begin and the ban on deposit shifting will end on the earlier of January 1, 2000, or when the last savings association ceases to exist.

        Charter Reform. The Treasury Department is directed to report to Congress by March 31, 1997, with its recommendations on a common charter for banks and savings institutions.

BIF-SAIF RECAPITALIZATION ANALYSIS

Assuming the Bank's deposits to be approximately $60 million:

    The added cost in 1996 is

              $350,000 special assessment provided for as of September 30, 1996.
       less     l8,000 in fourth quarter refund in 1996
              $332,000 in added premium for 1996

        Premium Savings in Future Years

        Assume that the present SAIF premium schedule would recapitalize the SAIF in 2003. At that point the lowest "pure FICO" SAIF premium would drop to only 16 basis points. Thereafter, the SAIF premium would stay at 16 basis points until 2017 when the FICO bonds begin to mature, and SAIF premiums can decline to the same level as BIF premiums. (All this analysis presumes that the current, essentially zero, loss rate for both BIF and SAIF continues, or alternatively that BIF and SAIF rates are equal over time.)
This establishes the SAIF rates without the new law.

        Under the new law, SAIF premiums will 6.4 basis points for 1997, 1998, and 1999. Then pro rata FICO sharing begins. The premium is 2.4 basis points until 2017, when the FICO bonds begin to mature.

        For approximately $60 million of deposits, the annual savings from 1997 onwards are:

        $100,000 for 6 years   =      $  600,000
        $ 82,000 for 15 years  =      $1,230,000
        $ 33,000 for 1 year    =      $   33,000
        $  9,000 for 1 year    =      $    9,000
                                    -------------
                      Total Savings   $1,872,000

        Thus, the undiscounted savings are over five times larger than the up-front cost. The pay-back period is under four years. On a more sophisticated present value basis, if the recapitalization payment is viewed as an investment and the return as the lower stream of premium payments, the annual yield or internal rate of return is almost exactly 25%. (Source: America's Community Bankers) The present value of the lower stream of premiums using a 10% annual interest rate assumption would be approximately $792,000 compared to the present cost of $332,000. This presentation assumes that the SAIF fund would have remained viable over that 23 year time period and its members would have accepted the premium disparity and not have developed ways to exit the fund to avoid payment.

FDI Act

        Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Department of Financial Institutions. Management of the Bank does not know of any practice, condition or violation that might lead to the termination of deposit insurance.

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

        Considering the change to the new deposit insurance system, developments in the financial services industry, changes in the activities of depository institutions and other factors, the FDIC seeks comments on whether the assessment base should be redefined. The FDIC has stated that review of the definition of "assessment base" does not signal any intent to enhance the total dollar amount of assessments collected, but that such redefinition may impact the assessments paid on an institution-by-institution basis. Until final regulations are adopted affecting the definition of an institution's assessment base, the Bank cannot predict what impact such regulation may have on Bank operations.

Asset/Liability Management

Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 9.6% of total assets, at September 30, 1996. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. The Bank's three-year cumulative gap as of September 30, 1996, was a negative 11.0%. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to postively affect the net interest income.

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


Management Strategy

Asset Quality

The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between 0.54% and 2.1% of total assets during the last five fiscal years and were 1.0% of total assets at September 30, 1996. Cumulative gross charge-offs over the last five fiscal years of $464,000 were due primarily to commercial loans made in the mid-1980s. As of September 30, 1996, the Board of Directors increased the quarterly loan loss provision $19,000 to $25,000 the three months ended September 30, 1996, from $6,000 for the three months ended June 30, 1996. The increase reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish an increased quarterly loss allowance until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The Company's allowance for loan losses at September 30, 1996, totaled $447,000 or 96.3% of cumulative gross charge-offs during the last five fiscal years. Management currently believes the allowance for loan losses at September 30, 1996, is at an adequate level and that future provisions for loan losses will be at levels necessary only to cover charge-offs and general increases in gross loans.

        Total non-performing loans increased from 30 loans totaling $738,000 at September 30, 1995, to 54 loans totaling $972,000 at September 30, 1996. Total non-performing assets increased from 32 items totaling $859,000 at September 30, 1995, to 60 items totaling $1,150,00 at September 30, 1996. Total loans delinquent 31--89 days increased from 64 loans totaling $1.1 million to 81 loans totaling $1.8 million. The increase in the number of delinquent loans is concentrated in the consumer loan department. Deliquencies were created by certain deficiencies in dealer loan policies that subsequently have been revised.

Management views the increase as a major area of concern warranting increased scrutiny. However, the latest available peer group comparison of nonperforming loans and real estate owned as a percentage of total loans as prepared by America's Community Bankers at December 31, 1995, was 1.60% of total loans on a nation wide basis and 0.86% on a regional basis. Nonperforming loans and real estate owned as a percentage of total loans for the Company was 1.26% at September 30, 1996, compared to 1.11% at September 30, 1995. As a percentage of assets, non-performing assets increased to 1.20% at September 30, 1996, compared to 1.07% at September 30, 1995.


Selected Financial Ratios and Other Data:          At or For the

                                   Three months ended         Six months ended
                                      September 30,             September 30,

Performance Ratios                 1996          1995         1996        1995
                                   ----          ----         ----        ----

Return on average assets           0.05%         1.19%        0.51%       1.26%
Return on average equity           0.41%         7.41%        4.01%       7.55%


MANAGEMENT'S DISCUSSION(CONT.)
Average Balance Sheet

                                           Three Months Ended September 30,                   Six Months Ended September 30,
                                           --------------------------------                   ------------------------------
                                             1996                     1995                    1996                   1995
                                             ----                     ----                    ----                   ----
                                   Average                  Average                  Average                 Average
                                     Out-  Interest Average   Out-  Interest Average   Out- Interest Average  Out-  Interest Average
                                  standing  Earned/  Yield/ standing Earned/ Yield/ standing Earned/ Yield/ standing Earned/ Yield/
                                   Balance   Paid     Rate   Balance  Paid    Rate   Balance  Paid    Rate   Balance  Paid    Rate
                                   -------   ----     ----    -------  ----   ----   -------  ----    ----   -------  ----    ----
                                                            (Dollars in thousands)
Assets
 Interest-earning assets:
 Mortgage loans.....................$63,451 $1,380   8.70%  $55,146  $1,221   8.86% $62,140  $2,680   8.63% $53,272  $2,341   8.79%
 Commercial loans...................  4,403    106   9.63%    3,553     108  12.16%   4,467     226  10.12%   3,724     220  11.82%
 Consumer loans.....................  7,956    187   9.40%    5,928     144   9.72%   7,449     365   9.80%   5,418     265   9.78%
                                      -----   ----   -----    ------   ----   -----   ------   ----   -----   ------   ----   -----
  Total loans....................... 75,810  1,673   8.83%   64,627   1,473   9.12%  74,056   3,271   8.83%  62,414   2,826   9.06%
 Mortgage-backed securities           7,844    142   7.24%    4,504      71   6.31%   7,793     282   7.24%   4,025     133   6.61%
 Interest-bearing deposits in other
  financial institutions............    321      4   5.11%      550       8   5.45%     586      15   5.11%     602      18   5.90%
 Securities available-for-sale......  2,923     40   5.41%    2,916      36   4.99%   2,979      79   5.34%   2,886      74   5.13%
 Federal Home Loan Bank stock.......    533      9   6.75%      462       8   6.75%     670      23   6.73%     436      14   6.51%
                                       ----     --   -----      ----     --   -----    ----    ---   -----     ----    ---   -----
  Total interest-earning assets..... 87,431  1,868   8.55%   73,059   1,596   8.74%  86,084   3,670   8.53%  70,363   3,065   8.71%
 Non-interest earning assets........  6,219                   4,054                            5,782          3,327
                                     ------                  ------                           ------          -----
  Total assets......................$93,650                 $77,113                          $91,866        $73,690
                                    =======                 =======                          =======        =======

Liabilities and Stockholders' Equity
 Deposits:
  NOW accounts......................$ 9,155  $  40   1.73%   $9,108   $  44   1.93%  $9,037  $   78   1.73%  $9,218   $  82   1.77%
  Money market deposit accounts.....  3,781     46   4.81%      285       3   4.21%   3,361      80   4.75%     209       4   4.21%
  Passbook..........................  6,729     38   2.28%    7,102      44   2.48%   6,980      79   2.26%   7,013      88   2.50%
  Certificate of deposit............ 40,746    608   5.97%   36,953     554   6.00%  41,597   1,190   5.72%  36,265   1,065   5.88%
                                     ------   ----   -----   -------   ----   -----  -------  -----   -----  -------  ------  -----
   Total deposits................... 60,411    732   4.84%   53,448     645   4.83%  60,975   1,427   4.68%  52,705   1,239   4.70%
 Advances and other borrowings...... 19,885    278   5.59%   10,164     170   6.69%  19,444     555   5.71%   8,706     283   6.50%
                                     ------   ----   -----   -------   ----   -----  -------   ----   -----   ------   ----   -----
  Total interest-bearing liabilities 80,296  1,010   5.03%   63,612     815   5.12%  80,419   1,982   4.93%  61,411   1,522   4.96%
                                                            -------                  ------                  ------
 Non-interest bearing liabilities(1)  1,699                   1,121                     695                      11
 Stockholders' equity............... 11,655                  12,370                  11,724                  12,268
                                      ------                 ------                  ------                  ------
  Total liabilities and
   stockholders' equity.            $93,650                 $77,113                 $91,866                 $73,690
                                    =======                 ========                =======                 =======
 Net interest income/                         $858   3.52%             $781   3.61%          $ 1,688  3.60%          $1,543   3.76%
    interest rate spread (2)                  ====   =====             ====   =====          =======  =====          ======   =====
 Net earning assets/.               $ 7,135          3.93%   $9,447           4.28%  $5,665           3.92% $ 8,952           4.39%
    net interest margin(3)          =======          =====   =======          =====  ======           ===== =======           =====
 Average interest-earning assets to
  average interest-bearing liabilities 1.09                    1.15                    1.07                    1.15
                                       ====                    ====                    ====                    ====
  -----------
(1) Includes non-interest bearing checking accounts.
(2) Interest rate spread represents the difference  between the average yield on interest-earning assets and the average rate on interest-bearing  liabilities.
(3) Net  interest  margin  represents  net  interest  income  divided by average interest-earning assets.
