Form 10QSB
period 1996-12-31
NORTHWEST EQUITY CORP
filed 1997-02-14
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1996
                         Commission file number 0-24606

                             NORTHWEST EQUITY CORP.
        (exact name of small business issuer as specified in its charter)


           Wisconsin                                    39-1772981
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)




       234 Keller Avenue South
           Amery, Wisconsin                                54001
(Address of principal executive offices)                (Zip code)

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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 929,267 at December 31, 1996.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHWEST EQUITY CORP.


Dated:___02/07/96______________       By:    __/s/ Brian L. Beadle__________
                                             (Brian L. Beadle, President
                                             Principal Executive Officer and
                                             Principal Financial and
                                             Accounting Officer)

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

        The Registrant is not involved in legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant. (Materiality is defined for accounting purposes as $250,000 or more) On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy. The Bank will commence an action to avoid their discharge in bankruptcy court. The Bank is asserting the priority of its liens against other creditors in state circuit court. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at its meeting held December 10, 1996, because a reasonable estimate still could not be determined. As soon as the Board can identify and quantify the amount of the loss, it will book the loss. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $525,000 plus an overdraft of $83,000 less the current amount in the loan loss reserve of $298,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $186,000.

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

                           NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                                      (In Thousands)

                                                        December 31,
                                                            1996      March 31,
                              ASSETS                    (unaudited)     1996
                                                        -----------     ----

Cash - including interest bearing deposits of $2,217
     at December 31, 1996 and $2,465 at March 31, 1996      $3,412      $3,412
Securities available- for- sale - fair value                 3,019       2,859
Mortgage backed securities - market value of $7,584
     at December 31, 1996 and $5,386 at March 31, 1996       7,567       5,373
Loans held for sale - at market                                429         717
Loans receivable - net                                      77,810      69,963
Foreclosed properties and properties subject to foreclosure     73         127
Investment in Federal Home Loan Bank stock at
     cost - which approximates fair value                      852         803
Premises and equipment                                       2,370       2,199
Accrued interest receivable                                    580         602
Prepaid expenses and other assets                              406         300
                                                              ----         ---
TOTAL ASSETS                                               $96,518     $86,355
                                                           =======     =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Savings accounts                                      $62,440     $57,256
     Advances from Federal Home Loan Bank                   16,045      12,556
     Other borrowed money                                    5,711       4,356
     Accounts payable and accrued expenses                     409         308
     Accrued income taxes                                       86          15
                                                               ---          --
          Total liabilities                                 84,691      74,491
Stockholders' Equity
     Preferred stock - $1 par value per share;
      2,000,000 shares authorized; none issued                - -         - -
     Common stock - $1 par value per share; 4,000,000 shares
      authorized; 1,032,517 shares issued and outstanding    1,033       1,033
     Additional paid-in capital                              6,584       6,584
     Net unrealized loss on securities available for sale      (14)        (34)
     Less unearned restricted stock plan award                (147)       (319)
     Less unearned Employee Stock Ownership
       Plan compensation                                      (594)       (699)
     Less treasury stock - at cost - 103,250 shares         (1,105)       (561)
     Retained earnings - substantially restricted            6,070       5,860
                                                            ------       -----
        Total stockholders' equity                          11,827      11,864
                                                           -------      ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $96,518     $86,355
                                                           =======     =======

           See accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                        (In Thousands except for per share amounts)

                                                 Three Months Ended     Nine Months Ended
                                                     December 31,           December 31,
                                                    1996       1995       1996       1995
Interest income:
     Interest and fees on loans                   $1,708     $1,527     $4,979     $4,353
     Interest on mortgage-backed securities          139        119        421        252
     Interest and dividends on investments            56         48        173        154
                                                                ---       ----        ---
        Total interest income                      1,903      1,694      5,573      4,759
                                                   -----      -----      -----      -----

Interest expense:
     Interest on savings                             738        691      2,165      1,930
     Interest on borrowings                          314        198        869        481
                                                    ----       ----       ----        ---
        Total interest expense                     1,052        889      3,034      2,411
                                                   -----       ----      -----      -----
          Net interest income                        851        805      2,539      2,348
Provision for loan losses                             25          6         56         18
                                                     ---         --        ---         --

Net interest income after provision for loan losses  826        799      2,483      2,330
                                                     ---        ---      -----      -----

Other income:
     Mortgage servicing fees                          20         19         58         54
     Service charges on deposits                      59         58        171        177
     Gain on sale of mortgage loans                   18         29         48         47
     Other                                            49         12        150         89
                                                     ---        ---       ----         --
        Total other income                           146        118        427        367
                                                     ---        ---       ----        ---

General and administrative expenses:
     Salaries and employee benefits                  278        298        901        754
     Net occupancy expense                           107         68        241        191
     Data processing                                  31         32         98        101
     Federal insurance premiums                        0         32        418         94
     Other                                           131        175        420        451
                                                     ---        ---       ----        ---
        Total general and administrative expense     547        605      2,078      1,591
                                                     ---        ---      -----      -----

Income before income taxes                           425        312        832      1,106
                                            `            `
        Income taxes                                 177        141        349        472
                                                     ---        ---        ---        ---

Net income                                          $248       $171       $483       $634
                                                    ====       ====       ====       ====

Earnings per share:                                $0.29      $0.18      $0.55      $0.68
                                                   -----      -----      -----      -----

                See accompanying Notes to Consolidated Financial Statements




                                                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                                (UNAUDITED)
                                                              (In Thousands)




                                                                    Unrealized
                                                                     Gain(Loss)              Unearned
                                                         Additional On Securities  Unearned    ESOP
                                                  Common  Paid-in    Available    Restricted  Compen-  Treasury   Retained
                                                  Stock   Capital    For Sale       Stock     sation    Stock     Earnings   Total
Nine Months Ended December 31, 1995
Balance - March 31, 1995                           $1,033    $6,584      (107)       - -        (826)     - -       5354    12,038

  Net income                                         - -       - -       - -         - -        - -       - -        634       634
  Adjustment of carrying value of securities
   available for sale, net of deferred taxes of $63  - -       - -         97        - -        - -       - -       - -         97
  Amortization of unearned ESOP and restricted
   stock award                                       - -       - -       - -         (389)        94      - -       - -       (295)
     Purchase of Treasury Stock                      - -       - -       - -         - -        - -       (561)     - -       (561)
     Cash dividends - $.08 per share                 - -       - -       - -         - -        - -       - -       (248)     (248)
Balance - December 31, 1995                        $1,033    $6,584      ($10)      ($389)     ($732)    ($561)   $5,740   $11,665
                                                   ======    ======      =====      ======     ======    ======   ======   =======



Nine Months Ended December 31, 1996

Balance - March 31, 1996                           $1,033    $6,584      ($34)      ($319)     ($699)    ($561)   $5,860   $11,864

  Net income                                         - -       - -       - -         - -        - -       - -        483       483
  Adjustment of carrying value of securities
   available for sale, net of deferred taxes of $14  - -       - -         21        - -        - -       - -       - -         21
     Amortization of unearned ESOP and restricted
       stock award                                   - -       - -       - -          172        105      - -       - -        277
     Purchase of Treasury Stock                      - -       - -       - -         - -        - -       (544)     - -       (544)
     Cash dividends - $.10 per share                 - -       - -       - -         - -        - -       - -       (274)     (274)


Balance - December 31, 1996                        $1,033    $6,584      ($13)      ($147)     ($594)  ($1,105)   $6,069   $11,827
                                                   ======    ======      =====      ======     ======  ========   ======   =======


                                    See accompanying Notes to Consolidated Financial Statements

                           NORTHWEST EQUITY CORP. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (In Thousands)
                                Nine Months Ended
                                  December 31,
                                                                1996      1995
Cash provided by operating activities:
     Net income                                                 $483      $634
        Adjustments to reconcile net income to net cash
         provided by operations:
          Depreciation                                           110        73
          Provision for loan losses                               56        18
          Amortization of ESOP and restricted stock awards       277      - -
          Proceeds from sales of mortgage loans                4,295     4,878
          Loans originated for sale                           (3,959)   (4,831)
          Decrease (increase) accrued interest receivable         22       (52)
          Decrease(increase) prepaid expenses and other assets  (106)      (30)
          Increase (decrease) accrued interest payable           (17)       16
          Increase(decrease) accrued income taxes payable         71       (34)
          Increase(decrease) other accrued liabilities           118        (2)
                                                                ----       ---
        Net cash provided by operating activities              1,350       670
                                                               -----       ---

Cash provided by investing activities:
     Principal collected on long-term loans                   20,937    16,119
     Long-term loans originated or acquired                  (28,950)  (26,712)
     Purchases of mortgage-backed securities                  (2,766)   (3,917)
     Principal collected on mortgage-backed securities           572       384
     Proceeds from sale of foreclosed property                   137      - -
     Purchase of office properties and equipment                (281)     (312)
     Purchase of investments                                    (209)     (317)
                                                                -----     -----
        Net cash provided by (used in) investing activities  (10,560)  (14,755)
                                                             --------  --------

Cash provided by financing activities:
     Net increase (decrease) in savings accounts               5,184     5,885
     Net increase(decrease) in short term borrowings          (2,564)    8,752
     Repayments of long-term financing                          (861)     (600)
     Proceeds from long-term financing                         8,269       550
     Purchases of treasury stock                                (544)     (561)
     Acquisition of common stock for awards                     - -       (459)
     Dividends paid                                             (274)     - -
                                                               ------     ---
        Net cash provided by (used in) financing activities    9,210    13,567
                                                               -----     ------

Increase (decrease) in cash and equivalents                        0      (518)
     Cash and equivalents - beginning                          3,412     3,086
                                                               -----     -----
     Cash and equivalents - ending                            $3,412    $2,568
                                                              ======    ======

Supplemental disclosures of cash flow information:
     Loans receivable transferred to foreclosed properties
        and properties subject to foreclosure                    $83      $125
     Properties subject to foreclosure transferred to
        loans receivable                                      $ - -     $ - -

           See accompanying Notes to Consolidated Financial Statements

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

        The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1996, and should be read in conjunction with the financial statements and notes that appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

Comparison of Operating Results for the Three Months Ended December 31, 1995 and December 31, 1996

Net Income

Net income for the three months ended December 31, 1996, increased $77,000 or 45.0% to $248,000 compared to $171,000 for the three months ended December 31, 1995. The increase in net income was primarily due to an increase of $46,000 in net interest income from $805,000 for the three months ended December 31, 1995, to $851,000 for the three months ended December 31, 1996, and an increase of $28,000 in total other income from $118,000 for the three months ended December 31, 1995, to $146,000 for the three months ended December 31, 1996. Federal insurance expense decreased $32,000 from $32,000 for the three months ended December 31, 1995, to $0 for the three months ended December 31, 1996. The reduction stems from recent legislation that recapitalized the Federal Deposit Insurance Corporation (FDIC) fund insuring deposits in savings institutions with a one time Special Assessment. The assessment for the Company of $350,000 was expensed in the three months ended September 30, 1996. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund
(SAIF) will be reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits beginning January 1, 1997. The premium paid for the last quarter of the calendar year was refunded. Salaries and employee benefits decreased $20,000 from $298,000 for the three months ended December 31, 1995, to $278,000 for the three months ended December 31, 1996. The decrease reflects a reduction of $38,000 in expense from accounting for the Company's stock incentive plan from $70,000 for the three months ended December 31, 1995, to $32,000 for the three months ended December 31, 1996. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and required under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year after approval. The $32,000 amount will continue through September 30, 1997, when it will be reduced to $13,000 for the final year ending September 30, 1998.

Net Interest Income

Net interest income increased by $46,000 from $805,000 for the three months ended December 31, 1995, to $851,000 for the three months ended December 31, 1996. Interest income increased $209,000 to $1.9 million for the three months ended December 31, 1996, compared to $1.7 million for the three months ended December 31, 1995, while interest expense increased only $163,000 to $1.1 million for the three months ended December 31, 1996, from $889,000 for the three months ended December 31, 1995. Net interest margin decreased from 4.17% for the three months ended December 31, 1995, to 3.77% for the three months ended December 31, 1997. The interest of $28,000 for the three months ended December 31, 1996, from the commercial loan discussed in Part II, Item 1. Legal Proceedings changed from an accrued to non-accrual status and represents 0.13 % of the decrease in net interest margin. The remaining decrease in net interest margin is partially due to the purchase of lower-yielding mortgage-backed securities to meet the Department of Financial Institutions increased liquidity requirements. The Average yield on mortgage-backed securities was 7.29% for the three months ended December 31, 1996, compared to the average yield of 8.68% for total loans for the three months ended December 31, 1996. The mortgage-backed securities were purchased with advances with an average yield including other borrowed money of 5.97% for the three months ended December 31, 1996, compared to the average yield on total deposits of 4.72% for the three months ended December 31, 1996. The combination of funding the purchase of lower-yielding assets with higher-yielding liabilities acted to lower the net interest margin.

Interest Income

Interest income increased $209,000 or 12.3% to $1.9 million for the three months ended December 31, 1996, compared to $1.7 million for the three months ended December 31, 1995. Of the increase, $181,000 was due to an increase in interest and fees on loans to $1.7 million for the three months ended December 31, 1996, compared to $1.5 million for the three months ended December 31, 1995. This increase was due to the increase in the average outstanding balance of total loans to $78.7 million for the three months ended December 31, 1996, compared to $67.8 million for the three months ended December 31, 1995. The increase in total loans reflects the general increase in mortgage interest rates over the comparable periods that encouraged the bank's customers to seek adjustable rate loans that are held in house as opposed to fixed-rate loans that are sold on the secondary market. The remaining increase was due to a $20,000 increase in interest on mortgage-backed and related securities to $139,000 for the three months ended December 31, 1996, from $119,000 for the three months ended
December 31, 1995. This increase was due to an increase in the average outstanding balance of mortgage backed securities from $5.6 million for the three three months ended December 31, 1995, to an average outstanding balance of $7.6 million for the three months ended December 31, 1996. The increase was the result of the purchase of $2.8 million of additional securities to meet increased Wisconsin Department of Financial Institutions liquidity requirements. Interest on investments increased $8,000 to $56,000 for the three months ended December 31, 1996, compared to $48,000 for the three months ended December 31, 1995.

Interest Expense

Interest expense increased $163,000 or 18.3% to $1.1 million for the three months ended December 31, 1996, compared to $889,000 for the three months ended December 31, 1995. Interest on savings increased $47,000 or 6.80% from $691,000 for the three months ended December 31, 1995, to $738,000 for the three months ended December 31, 1996. The increase reflects an increase in the average outstanding balances of total deposits to $62.4 million for the three months ended December 31, 1996, from an average outstanding balance of $55.3 million for the three months ended December 31, 1995. Interest on borrowings increased $116,000 or 58.6% from $198,000 for the three months ended December 31, 1995, to $314,000 for the three months ended December 31, 1996. The increase reflects an increase in the average outstanding balance of advances and other borrowings from $13.1 million for the three months ended December 31, 1995, to $21.0 million for the three months ended December 31, 1996. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

The provision for loan losses increased $19,000 to $25,000 for the three months ended December 31, 1996, compared to $6,000 for the three months ended December 31, 1995. The increase reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish an increased quarterly loss allowance until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $479,000 at December 31, 1996, compared to $437,000 at December 31, 1995, and represented 0.61% and 0.63% of gross loans and 34.3% and 117.5% of non-performing loans, respectively. When compared to the allowance for loan losses calculation that is based on a three year actual loss average, the Board of Directors believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was 1.54% at December 31, 1996, compared to 0.64% at December 31, 1995.

Other Income

Total other income increased 23.7% or $28,000 to $146,000 for the three months ended December 31, 1996, compared to $118,000 for the three months ended December 31, 1995. The increase was primarily due to and increase in other income of $37,000 from $12,000 for the three months ended December 31, 1995, to $49,000 for the three months ended December 31, 1996. The other income increase was primarily due to an increase of $34,000 in profit on sale of lots from $0 for the three months ended December 31,1995, to $34,000 for the three months ended December 31, 1996, in the Bank's subsidiary. Service charges on deposits increased $1,000 to $59,000 for the three months ended December 31, 1996, compared, to $58,000 for the three months ended December 31, 1995. The increases were offset by a $11,000 decrease in gain on sale of mortgage loans to $18,000 for the three months ended December 31, 1996, compared, to $29,000 for the three months ended December 31, 1995.

General and Administrative Expenses

General and administrative expenses decreased $58,000 or 9.59% to $547,000 for the three months ended December 31, 1996, compared to $605,000 for the three months ended December 31, 1995. Salaries and employee benefits decreased $20,000 from $298,000 for the three months ended December 31, 1995, to $278,000 for the three months ended December 31, 1996. The decrease reflects a reduction of $38,000 in expense from accounting for the Company's stock incentive plan from $70,000 for the three months ended December 31, 1995, to $32,000 for the three months ended December 31, 1996. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and required under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year after approval. The $32,000 per quarter amount will continue through September 30, 1997, when it will be reduced to $13,000 per quarter for the final one-year period ending September 30, 1998. Other expenses decreased $44,000 from $175,000 for the three months ended December 31, 1995, to $131,000 for the three months ended December 31, 1996. This decrease was primarily due to a decrease of $44,000 in legal fees in the holding company from $45,000 for the three months ended December 31, 1995, to $1,000 for the three months ended December 31, 1996. The legal expenses for the period ended December 31, 1995, included one-time fees for the establishment of the employee incentive plans. Net occupancy expense increased $39,000 from $68,000 for the three months ended December 31, 1995, to $107,000 for the three months ended December 31, 1996, and reflects the depreciation expense associated with the addition and remodeling project to the New Richmond office location completed in June, 1996, and the purchase of new computer equipment for all three offices in October, 1996. Federal insurance expense decreased $32,000 from $32,000 for the three months ended December 31, 1995, to $0 for the three months ended December 31, 1996. The reduction stems from recent legislation that recapitalized the Federal Deposit Insurance Corporation (FDIC) fund insuring deposits in savings institutions with a one time Special Assessment. The assessment for the Company of $350,000 was expensed in the three months ended September 30, 1996. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) will be reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits beginning January 1, 1997. The premium paid for the last quarter of the calendar year was refunded. (See Current Developments Section).

Income Tax Expense

Income tax expense increased $36,000 or 25.5% from $141,000 for the three months ended December 31, 1995, to $177,000 for the three months ended December 31, 1996. The increase in income tax expense is the direct result of the increase in income before taxes of $113,000 or 36.2% from $312,000 for the three months ended December 31, 1995, to $425,000 for the three months ended December 31, 1996. The effective tax rate for the three months ended December 31, 1996, was 41.7% compared to 45.2% for the three months ended December 31, 1995.

Comparison of Operating Results for the Nine months Ended December 31, 1995 and December 31, 1996

Net Income

Net income for the nine months ended December 31, 1996, decreased $151,000 or 23.8% to $483,000 compared to $634,000 for the nine months ended December 31, 1995. The decrease in net income was primarily due to a one time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment for the three months ended September 301996. The charge stems from recent legislation that recapitalizes the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) will be reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits. The charge will be more than offset by the reduction in future premiums (See Current Developments Section). Salaries and employee benefits increased $147,000 from $754,000 for the nine months ended December 31, 1995, to $901,000 for the nine months ended December 31, 1996. The increase is primarily due to an increase in expense from accounting for the Company's stock incentive plan of $102,000 to $172,000 for the nine months ended December 31, 1996, from $70,000 for the nine months ended December 31, 1995. Under applicable accounting standards, 61.1% of the three-year cost is amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore only one quarter of this expense was taken for the nine months ended December 31, 1995. The increase in expenses was partially offset by an increase of $191,000 in net interest income from $2.3 million for the nine months ended December 31, 1995, to $2.5 million for the nine months ended December 31, 1996, and an increase of $60,000 in total other income from $367,000 for the nine months ended December 31, 1995, to $427,000 for the nine months ended December 31, 1996

Net Interest Income

Net interest income increased by $191,000 from $2.3 million for the nine months ended December 31, 1995, to $2.5 million for the nine months ended December 31, 1996. Interest income increased $814,000 to $5.6 million for the nine months ended December 31, 1996, compared to $4.8 million for the nine months ended December 31, 1995, while interest expense increased only $623,000 to $3.0 million for the nine months ended December 31, 1996, from $2.4 million for the nine months ended December 31, 1995. The Bank's net interest margin decreased to 3.87% for the nine months ended December 31, 1996, from 4.31% for the nine months ended December 31, 1995. The interest on the commercial loan discussed in
Part II, Item 1. Legal Proceedings of $28,000 for the nine months ended December 31, 1996, changed from an accrued to non-accrual status and represents 0.04 % of the decrease in net interest margin. The remaining decrease in net interest margin is partially due to the purchase of lower-yielding mortgage-backed securities to meet the Department of Financial Institutions increased liquidity requirements. The Average yield on mortgage-backed securities was 7.25% for the nine months ended December 31, 1996, compared to the average yield of 8.78% for total loans for the nine months ended December 31, 1996. The mortgage-backed securities were purchased with advances with an average yield including other borrowed money of 5.80% for the nine months ended December 31, 1996, compared to the average yield on total deposits of 4.70% for the nine months ended December 31, 1996. The combination of funding the purchase of lower-yielding assets with higher-yielding liabilities acted to lower the net interest margin.

Interest Income

Interest  income  increased  $814,000 or 17.0%  to   $5.6 million for the nine
months ended December 31, 1996, compared to $4.8 million for the nine months ended December 31, 1995. Of the increase, $626,000 was due to an increase in
interest and fees on loans to $5.0  million    for the   nine   months  ended
December  31, 1996,  compared  to  $4.4   million for   the  nine  months ended
December 31, 1995.  This  increase  was due to  the
increase in the average outstanding balance of total loans to $75.6 million for the nine months ended December 31, 1996, compared to $64.2 million for the nine months ended December 31, 1995. The increase in total loans reflects the general increase in mortgage interest rates over the comparable periods that encouraged the bank's customers to seek adjustable rate loans that are held in house as opposed to fixed-rate loans that are sold on the secondary market. The remaining increase was primarily due to a $169,000 increase in interest on mortgage-backed and related securities to $421,000 for the nine months ended December 31, 1996, from $252,000 for the nine months ended December 31, 1995. This increase was due to an increase in the average outstanding balance of mortgage backed securities from $4.6 million for the nine months ended December 31, 1995, to an average balance of $7.7 million for the nine months ended December 31, 1996. This increase was the result of the purchase of $2.8 million of additional securities to meet increased Wisconsin Department of Financial Institutions liquidity requirements. Interest on investments increased $19,000 to $173,000 for the nine months ended December 31, 1996, compared to $154,000 for the nine months ended December 31, 1995, as a result of an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, securities held for sale, and Federal Home Loan Bank stock from $3.8 million for the nine months ended December 31, 1995, to $4.2 million for the nine months ended December 31, 1996.

Interest Expense

Interest expense increased $623,000 or 26.0% to $3.0 million for the nine months ended December 31, 1996, compared to $2.4 million for the nine months ended December 31, 1995. Interest on savings increased $235,000 or 12.2% from $1.9 million for the nine months ended December 31, 1995, to $2.2 million for the nine months ended December 31, 1996. The increase reflects an increase in the average outstanding balance of total deposits to $61.5 million for the nine months ended December 31, 1996, from an average balance of $53.5 million for the nine months ended December 31, 1995. Interest on borrowings increased $388,000 or 80.7% from $481,000 for the nine months ended December 31, 1995, to $869,000 for the nine months ended December 31, 1996. The increase reflects an increase in average outstanding balance of advances and other borrowings from $10.2 million for the nine months ended December 31, 1995, to $20.0 million for the nine months ended December 31, 1996. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

The provision for loan losses increased $38,000 to $56,000 for the nine months ended December 31, 1996, compared to $18,000 for the nine months ended December 31, 1995. The increase reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish a quarterly loss allowance of $25,000 until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $479,000 at December 31, 1996, compared to $437,000 at December 31, 1995, and represented 0.61% and 0.60% of gross loans and 34.3% and 116.2% of non-performing loans, respectively. When compared to the allowance for loan losses calculation that is based on a three year actual loss average, the Board of Directors believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was 1.54% at December 31, 1996, compared to 0.64% at December 31, 1995.

Other Income

Total other income increased $60,000 or 16.4% to $427,000 for the nine months ended December 31, 1996, compared to $367,000 for the nine months ended December 31, 1995. Other income increased $61,000 from $89,000 for the nine months ended December 31, 1995, to $150,000 for the nine months ended

December 31, 1996. The increase is primarily due to and increase of $46,000 in real estate lot sales in the bank's subsidiary to $84,000 for the nine months ended December 31, 1996, from $38,000 for the nine months ended December 31, 1995.

General and Administrative Expenses

General and administrative expenses increased $487,000 or 30.4% to $2.1 million for the nine months ended December 31, 1996, compared to $1.6 million for the nine months ended December 31, 1995. The increase was primarily due to an increase of $324,000 in Federal insurance premiums from $94,000 for the nine months ended December 31, 1995, to $418,000 for the nine months ended December 31, 1996. The increase is due to a one-time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment for the three months ended September 30, 1996. The charge stems from recent legislation that recapitalizes the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) will be reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits. The charge will be more than offset by the reduction in future premiums (See Current Developments Section). Salaries and employee benefits increased $147,000 from $754,000 for the nine months ended December 31, 1995, to $901,000 for the nine months ended December 31, 1996. The increase is primarily due to an increase in expense from accounting for the Company's stock incentive plan of $102,000 to $172,000 for the nine months ended December 31, 1996, from $70,000 for the nine months ended December 31, 1995. Under applicable accounting standards, 61.1% of the three-year cost is amortized in the first year. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and therefore only one quarter of this expense is included in the nine months ended December 31, 1995. Net occupancy expense increased $50,000 from $191,000 for the nine months ended December 31, 1995, to $241,000 for the nine months ended December 31, 1996, and reflects the depreciation expense associated with the addition and remodeling project to the New Richmond office location completed in June, 1996, and the purchase of new computer equipment for all three offices in October, 1996. Other expenses decreased $31,000 from $451,000 for the nine months ended December 31, 1995, to $420,000 for the nine months ended December 31, 1996. This decrease was primarily due to a decrease of $49,000 in legal fees in the holding company from $67,000 for the nine months ended December 31, 1995, to $18,000 for the nine months ended December 31, 1996. The legal expenses for the period ended December 31, 1995, included one-time fees for the establishment of the employee incentive plans.

Income Tax Expense

Income tax expense decreased $123,000 or 26.1% from $472,000 for the nine months ended December 31, 1995, to $349,000 for the nine months ended December 31, 1996. The decrease in income tax expense is the direct result of a decrease in income before taxes of $274,000 from $1.1 million for the nine months ended December 31, 1995, to $832,000 for the nine months ended December 31, 1996. The effective tax rate for the nine months ended December 31, 1996, was 42.0% compared to 42.7% for the nine months ended December 31, 1995.


Financial Condition

Total assets increased $10.2 million or 11.8% to $96.5 million at December 31, 1996, compared to $86.4 million at March 31, 1996. The increase is a result of a $7.8 million or 11.1% increase in loans receivable-net to $77.8 million at December 31, 1996, compared to $70.0 million at March 31, 1996. The increase in loans receivable-net was the result of the expected seasonal increase of loan activity during the spring and summer months. Cash remained at $3.4 million at December 31, 1996, and at March 31, 1996. Securities available for sale increased $160,000 from $2.9 million at March 31, 1996, to $3.0 million at December 31,

1996, as the result of an increase in the balance in money market mutual funds. Mortgage backed and related securities increased $2.2 million from $5.4 million on March 31, 1996, to $7.6 million at December 31, 1996, as the net result of the purchase of an $2.8 million of additional securities The additional securities were purchased to meet an increase in the liquidity requirement imposed by the Wisconsin Department of Financial Institutions from 5% to 8% of selected liabilities.

Savings accounts increased $5.1 million from $57.3 million at March 31, 1996, to $62.4 million at December 31, 1996. The increase in savings accounts was used to fund the increase in loans receivable. Outstanding advances from the Federal Home Loan Bank increased $3.4 million from $12.6 million at March 31, 1996, to $16.0 million at December 31, 1996. Of the increase, $2.8 million in advances were used to fund the purchase of the additional mortgage backed and related securities required by the increase in the Wisconsin Department of Financial Institution's liquidity requirement. The remaining $0.6 million was used to fund a portion of the increase in loans receivable.

Shareholders Equity decreased $37,000 from $11.9 million at March 31, 1996, to $11.9 million at December 31, 1996. The decrease is due to the purchase of an additional $544,000 in treasury stock that changed the treasury stock balance from ($0.6 million) at March 31, 1996, to ($1.1 million) at December 31, 1996. This decrease is offset by the amortization of the unearned Employee Stock Ownership Plan compensation of $105,000 from ($699,000) on March 31, 1996 to ($594,000) on December 31, 1996; the amortization of the unearned restricted stock plan award of $172,000 from ($319,000) at March 31, 1996, to ($147,000) at
December 31, 1996; an increase in the net unrealized loss on securities held for sale of $20,000 from ($34,000) at March 31, 1996 to ($14,000) at December 31,
1996; and the increase of $210,000 in retained earnings from $5.86 million at March 31, 1996, to $6.07 million at December 31, 1996.


Current Developments

        Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels were set for each fund to facilitate the fund achieving its designated reserve ratio. As the funds reach their designated ratios, the FDIC has authority to lower fund premium assessments to rates sufficient to maintain the designated reserve ratio. In May 1995, the BIF achieved its designated ratio and the FDIC lowered BIF premium rates for most BIF-insured institutions. In
November 1995, the FDIC reduced assessment rates by four cents per $100 of deposits for all institutions, producing a premium rate schedule ranging from 0% (i.e. whereby such institutions will be subject only to a $2,000 minimum annual premium) to 0.27% of deposits depending on the institution's risk-based premium category. Considering these assessment rate modifications, the majority of BIF members paid only a $2,000 minimum annual premium and, therefore, BIF-insured institutions paid, on average, 0.43 cents per $100 of deposits. The SAIF had not achieved its designated reserve ratio and was not anticipated to do so prior to the year 2001. Therefore, SAIF premium rates for SAIF-insured members continued to be set at an average of 23.7 cents per $100 of deposits. As a result of the new assessment rate provisions, SAIF member institutions were placed at a competitive disadvantage based on higher deposit insurance premium On September 30, 1996, President Clinton signed banking legislation to resolve the deposit insurance premium disparity. The banking package also included extensive regulatory relief for banks and thrifts. The BIF-SAIF package contains the following core elements for resolving the deposit premium disparity:
        Special Assessment. A one-time special assessment on SAIF deposits was imposed to bring the fund's reserve ration to the statutory 1.25 percent. The assessment rate was approximately 65.7 basis points on deposits as of March 31, 1995. The bill clarifies that the special assessment is deductible for tax purposes in the year paid. The special assessment amounted to $350,000 to the Bank and is reflected in the current financial data reported as of December 31, 1996.

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

        Reserve Ration, Rebates The FDIC is prohibited from setting the semiannual assessment at a rate in excess of what is needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only.

        Deposit Migration For a three-year period, the banking regulators are authorized to prevent SAIF-insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purpose of evading the SAIF premium.
MANAGEMENT'S DISCUSSION (CONT.)

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

BIF-SAIF RECAPITALIZATION ANALYSIS

Assuming the Bank's deposits to be approximately $60 million:

        The added cost in 1996 is

               $350,000 special assessment provided for as of December 31, 1996.
      less       32,000 in fourth quarter refund in 1996
               $318,000 in added premium for 1996

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

        For approximately $60 million of deposits, the annual savings from 1997 onwards are:

        $100,000 for 6 years        =  $  600,000
        $  82,000 for 15 years      =  $1,230.000
        $  33,000 for 1 year        =  $   33,000
        $    9,000 for 1 year       =  $    9,000
                                       ----------
                      Total Savings    $1,872,000

        Thus, the undiscounted savings are over five times larger than the up-front cost. The pay-back period is under four years. On a more sophisticated present value basis, if the recapitalization payment is viewed as an investment and the return as the lower stream of premium payments, the annual yield or internal rate of return is almost exactly 25%. (Source: America's Community Bankers) The present value of the lower stream of premiums using a 10% annual interest rate assumption would be approximately $792,000 compared to the present cost of $318,000. This presentation assumes that the SAIF fund would have remained viable over that 23 year time period and its members would have accepted the premium disparity and not have developed ways to exit the fund to avoid payment.


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

Asset/Liability Management

Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 3.9% of total assets, at December 31, 1996. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. The Bank's three-year cumulative gap as of December 31, 1996, was a negative 13.2%. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

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


Management Strategy

Asset Quality

The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between 0.54% and 2.1% of total assets during the last five fiscal years and were 1.54% of total assets at December 31, 1996. Cumulative gross charge-offs over the last five fiscal years of $464,000 were due primarily to commercial loans made in the mid-1980s. As of September 30, 1996, the Board of Directors increased the quarterly loan loss provision $19,000 to $25,000 the three months ended September 30, 1996, from $6,000 for the three months ended June 30, 1996. The increase reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish an increased quarterly loss allowance until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The Company's allowance for loan losses at December 31, 1996, totaled $479,000 or 103.2% of cumulative gross charge-offs during the last five fiscal years. Management currently believes the allowance for loan losses at December 31, 1996, is at an adequate level and that future provisions for loan losses will be at levels necessary only to cover charge-offs and general increases in gross loans.

        Total non-performing loans increased from 31 loans totaling $372,000 at December 31, 1995, to 58 loans totaling $1,396,000 at December 31, 1996. Total non-performing assets increased from 37 items totaling $531,000 at December 31, 1995, to 63 items totaling $1,482,00 at December 31, 1996. Total loans delinquent 31--89 days increased from 69 loans totaling $1.7 million to 83 loans totaling $2.1 million. With the exception of the commercial loan discussed in
Part II, Legal Proceedings, that represents $536,000 of the total, the increase in the number of delinquent loans is concentrated in the consumer loan department. Delinquencies were created by certain deficiencies in dealer loan policies that subsequently have been revised.

Management views the increase as a major area of concern warranting increased scrutiny. However, the latest available peer group comparison of nonperforming loans and real estate owned as a percentage of total loans and real estate owned as prepared by America's Community Bankers at June 30, 1996, was 1.58% of total loans on a nation wide basis and 1.38% by asset size. Nonperforming loans and real estate owned as a percentage of total loans for the Company was 1.89% at December 31, 1996, compared to 0.77% at December 31, 1995. As a percentage of assets, non-performing assets increased to 1.54% at December 31, 1996, compared to 0.64% at December 31, 1995.


Selected Financial Ratios and Other Data:          At or For the

                                      Three months ended     Nine months ended
                                         December 31,           December 31,

Performance Ratios                    1996          1995     1996         1995
                                      ----          ----     ----         ----

Return on average assets              1.04%         0.85%    0.69%        1.09%
Return on average equity              8.47%         5.67%    5.50%        6.92%


MANAGEMENT'S DISCUSSION(CONT.)
Average Balance Sheet

                                            Three Months Ended December 31,                  Nine Months Ended December 31,
                                             1996                     1995                    1996                    1995
                                   Average                   Average                 Average                Average
                                     Out-  Interest Average    Out- Interest Average   Out- Interest Average  Out-  Interest Average
                                  standing  Earned/ Yield/  standing Earned/ Yield/ standing Earned/ Yield/ standing Earned/  Yield/
                                   Balance   Paid    Rate    Balance  Paid    Rate   Balance  Paid    Rate   Balance  Paid     Rate
                                   -------   ----    ----    -------  ----    ----   -------  ----    ----   -------  ----     ----
                                                                            (Dollars in thousands)
Assets
 Interest-earning assets:
 Mortgage loans                      $66,518 $1,430  8.60%  $57,184  $1,245   8.71% $63,599  $4,110   8.62%  $54,576 $3,585   8.76%
 Commercial loans                      4,485     89  7.97     4,121     125  12.13    4,473     315   9.40     3,856    345  11.93
 Consumer loans                        7,729    188  9.74     6,465     157   9.71    7,542     553   9.78     5,767    423   9.78
                                       -----    ---  ----     -----     ---   ----    -----     ---   ----     -----    ---   ----
  Total loans                         78,732  1,708  8.68    67,770   1,527   9.01   75,615   4,979   8.78    64,199  4,353   9.04
Mortgage-backed securities             7,640    139  7.29     5,641     119   8.44    7,742     421   7.25     4,564    252   7.36
Interest-bearing deposits in other
 financial institutions                  339      4  4.96       304       3   3.95      530      20   5.00       488     21   5.74
Securities held for sale               2,829     38  5.33     3,013      38   5.04    2,929     117   5.33     2,928    112   5.10
Federal Home Loan Bank stock             822     14  6.96       521       7   5.37      721      36   6.72       472     21   5.93
                                         ---     --  ----       ---       -   ----      ---      --   ----       ---     --   ----
 Total interest-earning assets        90,362  1,903  8.43%   77,249   1,694   8.77%  87,537   5,573   8.49%   72,651  4,759   8.73%
Non-interest earning asset             5,216                  4,306                   5,593                    3,668
                                       -----                  -----                   -----                    -----
 Total assets                        $95,578                $81,555                 $93,130                  $76,319
                                     =======                =======                 =======                  =======

Liabilities and Stockholders' Equity
 Deposits:
  NOW accounts                        $9,041     37   1.66%  $8,663      45   2.08%  $9,038     115   1.70%  $11,229     127  1.51%
  Money market deposit accounts        4,786     57   4.77    1,503      21   5.59    3,836     137   4.76       621      25  5.37
  Passbook                             6,319     36   2.25    7,074      45   2.54    6,760     115   2.26     7,033     132  2.50
  Certificate of deposit              42,291    608   5.70   38,069     580   6.09   41,828   1,798   5.73    34,666   1,646  6.33
                                      ------    ---   ----   -------    ---   ----   ------   -----   ----    ------   -----  ----
   Total deposits                     62,438    738   4.72   55,309     691   5.00   61,463   2,165   4.70    53,549   1,930  4.81
 Advances and other borrowings        21,023    314   5.97   13,052     198   6.07   19,970     869   5.80    10,155     481  6.32
                                      ------    ---   ----   ------     ---   ----   ------     ---   ----    ------     ---  ----
  Total interest-bearing liabilities  83,461  1,051   5.04%  68,361     889   5.20%  81,433   3,033   4.97%   63,704   2,411  5.05%
 Non-interest bearing liabilities(1)     408                  1,134                     599                      416
 Stockholders' equity                 11,709                 12,060                  11,719                   12,199
                                      ------                 ------                  ------                   ------
  Total liabilities and
   stockholders' equity              $95,578                $81,555                 $93,130                  $76,319
 Net interest income/                =======                =======                 =======                  =======
   interest rate spread(2)                     $852   3.39%            $805   3.57%          $2,540   3.52%           $2,348  3.69%
 Net earning assets/                           ====   =====            ====   =====          ======   =====                   =====
   net interest margin(3)             $6,901          3.77%  $8,888           4.17%  $6,104           3.87%   $8,947          4.31%
 Average interest-earning assets to   ======          =====  ======           =====  ======           =====   ======          =====
  average interest-bearing liabilities  1.08                   1.13                    1.07                     1.14
                                        ====                   ====                    ====                     ====

     ---------
(1)  Includes non-interest bearing checking accounts.
(2)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing  liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.
