Form 10KSB
period 1997-03-31
NORTHWEST EQUITY CORP
filed 1997-06-30
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

         State issuer's revenues for its most recent fiscal year: $(Total interest and dividend income and total non-interest income).

         As of May 31, 1997 there were issued and outstanding 838,754 shares of Common Stock of the Registrant. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such shares of Common Stock as of May 31, 1997, was $12.3 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans in which the trustee are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                           DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB: Portions of the Annual Report to Shareholders for the fiscal year ended March 31, 1997 are incorporated by reference into Parts II and IV hereof.

Part III of Form 10-KSB: Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Northwest Equity Corp., a Wisconsin corporation (the "Company" or the "Registrant"), is the holding company for Northwest Savings Bank, a Wisconsin chartered stock savings bank (the "Bank"). The Bank is regulated by the Wisconsin Department of Financial Institutions (the "DFI") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company and the Bank are subject to extensive regulation, supervision and examination by the Wisconsin Department of Financial Institutions (the "DFI") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank was organized in 1936, and has three full service offices located in Polk, St. Croix and Burnett Counties, Wisconsin. Because the Company's only significant business operations are that of the Bank, the business of the Bank is essentially the only business of the Company.

         The Bank is a community-oriented, full-service financial institution offering a variety of retail financial services to meet the needs of the communities it serves. The Company's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds, primarily in residential real estate loans, mortgage-backed and related securities, and various types of commercial and consumer loans. At March 31, 1997, the Company had total assets of $95.1 million, total deposits of $61.6 million, and shareholders' equity of $10.9 million. The Bank is a member of the FHLB-Chicago, which is one of the twelve regional banks that comprise the FHLB system. The Company's executive office is headquartered at 234 South Keller Avenue, Amery, Wisconsin 54001. Its telephone number at that address is 715-268-7105. Its E-mail address is (nwsbank@win.bright.net).

         The Company's primary sources of funds are deposits, repayments on loans and mortgage-backed and related securities and, to a lesser extent, advances from the FHLB-Chicago. The Company's deposits totaled $61.6 million at March 31, 1997, of which 32.0% were core deposits, consisting of NOW, passbook and money market deposit accounts. The Company utilized these funds to invest primarily in one-to-four family residential loans and, to a lesser extent, consumer, commercial and other loans, and to invest in mortgage-backed and related securities and other investment securities. At March 31, 1997, the Company's gross loan portfolio totaled $78.1 million, that consisted of $55.6 million of one-to-four family loans, $7.2 million of consumer loans, $6.4 million of commercial real estate loans, $4.7 million of commercial loans, $3.3 million of other real estate loans, and $0.9 million of multi-family loans.
At March 31, 1997, the Company's gross loans included $58.5 million of ARM loans.

         The Company's strategic business plan provides for investments in mortgage-backed and related securities in addition to its investments in United States Treasury and agency securities. Management believes this investment portfolio provides numerous benefits, including the ability to provide and maintain adequate regulatory liquidity levels, maintain a balance of high quality, diversified investments, and better manage the interest rate risk of the Company. At March 31, 1997, the Company's mortgage-backed and related securities held for investment and FHLB-Chicago stock totaled $8.3 million consisting of $7.4 million or 7.8% of total assets in mortgage-backed and related securities held for investment and $0.9 million or 0.094% of total assets in FHLB-Chicago stock.

Market Area and Competition

         The Company offers a variety of deposit products, services and mortgage loans primarily in northwestern Wisconsin. The Company's main office is located at 234 South Keller Avenue, Amery, Wisconsin. The City of Amery is located approximately 40 miles northeast of Minneapolis and St. Paul, Minnesota. The Company, in addition to its Amery office, has two full-service branches. One is located in New Richmond and the other in Siren, Wisconsin. Both are located near Amery and together account for approximately $21.3 million or 34.6% of the Company's total deposits at March 31, 1997. All of the Company's locations are in counties generally characterized as rural with a total population of approximately 100,000.

         The Company has significant competition in both its mortgage and consumer lending business, as well as in attracting deposits. The Company's primary competition for loans are principally from other savings banks, thrift institutions, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits historically has come from other savings banks, thrift institutions, commercial banks, and credit unions. The Company has faced additional competition for funds from a number of institutions, including the availability of short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies.

Lending Activities

    General

         The largest component of the Company's gross loan receivable of $78.1 million at March 31, 1997, was first mortgage loans secured by owner-occupied one-to-four family residences and totaled $55.6 million at March 31, 1997, or 71.1% of gross loans. Commercial real estate loans were $6.4 million or 8.3% of gross loans at March 31, 1997. Of gross loans, $58.5 million or 74.9% were ARM loans. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans that have short and intermediate-term maturities for its own loan portfolio. The Company also offers longer-term fixed rate loans, most of which are sold immediately to secondary market investors. In general, the Company's total loan portfolio has increased in recent years due to its ability to originate ARM loans that it retains in its loan portfolio.

Composition of Loan Portfolio

     The following table sets forth the composition of the Company's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the gross loan portfolio at the dates indicated.


                                                                            At March 31,
                                   ------------------------------------------------------------------------------------------------
                                              1997                             1996                             1995

                                      Amount        Percent          Amount          Percent           Amount          Percent
                                      ------        -------          ------          -------           ------          -------

                                                                    (Dollars in thousands)
Real estate loans:
     One-to-four family             $ 55,581         71.14%         $ 48,360          68.00%          $ 42,501          72.24%
     Multi-family                        931          1.19%            1,266           1.78%             1,235           2.10%
     Commercial                        6,443          8.25%            6,813           9.58%             4,757           8.09%
     Construction and land             3,299          4.22%            3,165           4.45%             1,578           2.68%
                                    ----------       --------        ---------       ---------        -----------       -------
        Total real estate loans       66,254         84.80%           59,604          83.81%            50,071          85.11%
                                    ----------       --------        ---------       ---------        -----------       -------
Consumer loans:
    Home equity                          -              -                  7           0.01%                 8           0.01%
     Automobile                        4,856          6.22%            4,832           6.79%             2,787           4.74%
     Credit card                         304          0.39%              241           0.34%               210           0.36%
     Other consumer loans              2,047          2.62%            1,817           2.56%             1,308           2.22%
                                    ----------       --------        ---------       ---------         ----------       --------
       Total consumer loans           7,207          9.23%            6,897           9.70%             4,313           7.33%
                                    ----------       --------        ---------       ---------         ----------       --------
Commercial loans                       4,663          5.97%            4,612           6.49%             4,450           7.56%
                                    ----------       --------        ---------       ---------         ----------      ---------
        Gross loans receivable        78,124        100.00%           71,113         100.00%            58,834         100.00%
                                    ----------      ---------        ---------       ---------         ----------      ---------
Add:
     Accrued interest, net               448                             506                               391
Less:Loans in process                     -                               -                                 -
     Deferred fees and discounts          -                               -                                 -
     Allowance for uncollected interest  (8)                              -                                (8)
                                     ----------                      ----------                        ----------
    Allowance for loan losses          (461)                            (433)                            (434)
      Total additions/deductions        (21)                              73                              (51)
                                    ------------                     ----------                        -----------
        Loans receivable, net       $ 78,103                         $71,186                           $58,783
                                    ------------                     ----------                        -----------


         Loan Maturity

                  The following table shows the contractual maturity of the Company's loan and mortgage-backed and related securities portfolio at March 31, 1997. Loans that have adjustable rates are shown as being due in the period during which the underlying contracts mature. Demand loans that have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization.




                                                                          At March 31, 1997
                                 ---------------------------------------------------------------------------------------------------
                                                                                                                  Total
                                                                                                                  Mortgage-
                                       One-to-                    Commercial  Construction                        Backed and
                                       Four        Multi-         Real        and                                 Related
                                       Family      Family         Estate      Land      Commercial   Consumer     Securities   Total


Amounts due :
    Within one year                 $   590         - -         $   54       $1,833       $2,636       $1,219        - -     $ 6,332
After one year:
    One to three years                1,031           3            627           17        1,733        2,894        - -       6,305
    Three to five years               3,198         - -            628           97          106        2,848        - -       6,877
    Five to ten years                 4,053         - -          2,212          153          188          132        - -       6,738
    Ten to twenty years              12,883          67          1,415          882          - -           85        888      16,220
    Over twenty years                33,818         861          1,507          317          - -           29      6,533      43,065
                                   ----------     -------      ----------   ----------    --------    ---------    ------    -------
      Total due after one year       54,983         931          6,389        1,466        2,027        5,988      7,421      79,205
                                   ----------     -------      ----------   ----------    --------    ---------    ------    -------
        Total amounts due            55,573         931          6,443        3,299        4,663        7,207      7,421      85,537
                                   ----------     -------      ----------   ----------    --------    ---------    ------    -------
Less:
    Allowance for loan losses           (50)         (1)            (6)          (3)        (349)         (52)       - -       (461)
                                   ----------     -------      ----------   ----------    --------    ---------    ------    -------


Loans receivable and mortgage-
    backed securities, net          $55,523        $930         $6,437       $3,296       $4,314       $7,155      $7,421    $85,076
                                   ----------     -------      ----------   ----------    --------    ---------   -------    -------


         The following table sets forth at March 31, 1997 the dollar amount of all loans and mortgage-backed and related securities due after March 31, 1998, such loans and whether such loans have fixed interest rates or adjustable interest rates.

                                         ------------------------------
                                            Due After March 31, 1998
                                         ------------------------------
                                         ------------------------------
                                          Fixed     Adjustable    Total
                                         ------------------------------
                                                  (In thousands)
  Mortgage loans:
    One-to-four family                   $ 6,832    $ 48,151    $ 54,983
    Multi-family                             384         547         931
    Commercial                               850       5,539       6,389
     Construction and land                    40       1,426       1,466
      Total mortgage loans                 8,106      55,663      63,769

  Consumer loans                           5,580         408       5,988

  Comercial loans                            799       1,228       2,027

     Gross loans receivable               14,485      57,299      71,784

  Mortgage-backed and related securities   6,759         662       7,421

     Gross loans receivable and mortgage-
        backed and related securities    $21,244     $57,961     $79,205

   One-to-Four Family Mortgage Lending

         The Company's primary lending activity is the origination of first mortgage loans secured by one-to-four family, owner-occupied residences within the Company's primary lending area. The Company sells substantially all of its fixed rate mortgage loans it originates to government secondary market investors. Generally, loans sold to government secondary market investors are sold as whole loans with servicing retained. Substantially all of the ARM loans originated by the Company are retained in its loan portfolio. The Company follows Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for its one-to-four family mortgage loans and rarely originates loans in excess of the FHLMC limit of $214,600.

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

         The Company makes loans under various governmental programs including the Wisconsin Housing and Economic Development Authority ("WHEDA"), the Federal Housing Administration, the Farmers Home Administration ("FHA") and the Federal Veterans Administration ("VA"). These programs generally have lower down payment and less restrictive qualification ratios. The WHEDA loans are serviced through WHEDA and originated for them, and the Federal Housing Administration, FHA and VA loans are sold in the secondary market with servicing retained. As of March 31, 1997, the Company held two FHA loans in its portfolio with an aggregate principal balance of $0.2 million and has not experienced losses attributable to loans made under these governmental programs.

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

         The Company has continued to generate a significant amount of adjustable rate loans. Adjustable rate loans originated amounted to 44.7%, 52.8% and 61.8% of the Company's total loans originated for the fiscal years ended March 31, 1997, 1996, and 1995, respectively. The Company's continued ability to originate ARM loans is primarily due to the nature of its market area, which includes rural and vacation properties. Loans on properties with excessive acreage, hobby farm activities or three-season cabins generally cannot be sold into the secondary market, thus making these loans less attractive to competitors of the Company that only originate loans for sale into the secondary market. Furthermore, many of the Company's customers desiring a loan term of short-to-medium-duration (i.e., less than ten years) often prefer ARM loans because of the generally lower closing costs compared to fixed rate loans. The Company generally obtains an abstract and title opinion, rather than title insurance, on loans originated for retention in its portfolio and has not experienced losses attributable to the lack of title insurance.

   Commercial Real Estate Lending

         At March 31, 1997, the Company's commercial real estate loan portfolio totaled $6.4 million or 8.3% of gross loans compared to $6.8 million or 9.6% of gross loans at March 31, 1996. The decrease reflects that principal repayments of $1.5 million exceeded commercial real estate loans originated of $1.1 million for the fiscal year ended March 31, 1997. The commercial real estate loans in the Company's portfolio consist of fixed rate and ARM loans generally secured by small office buildings, retail stores and farms, and occupied by the borrower. The Company currently originates ARM loans secured by commercial real estate at 375 to 525 basis points above the rate on U.S. Treasury securities for comparable maturities. These loans typically do not exceed 65% of the lesser of the purchase price or the appraised value of the underlying collateral. At March 31, 1997, the largest outstanding commercial real estate loan was $.8 million.

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

   Commercial Lending

         The Company engages in a limited amount of commercial business lending activities, generally with existing customers, including secured and unsecured loans and letters of credit. Commercial loans may not exceed 10% of total assets and involve many different industries. At March 31, 1997, the Company had $4.7 million in commercial business loans outstanding, which represented 6.0% of gross loans. Term loans are amortized over a one to five year term and lines of credit are reviewed annually. Such loans generally are originated at 375 to 525 basis points above the rate on U.S. Treasury securities for comparable maturities. At March 31, 1997, the largest outstanding commercial loan was $0.5 million.

         The Company originated a majority of the commercial loans held in its loan portfolio in the mid-1980's when it hired a commercial loan officer to expand its activity in this area. During the last three fiscal years, the Company charged off approximately $27,000 of such loans. The Company currently is not actively seeking new commercial lending business and substantially all of its commercial lending consists of renewals of existing commercial loans. The remaining commercial loans in the portfolio are generally performing and, management believes, adequately reserved.

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

   Consumer Lending

         The Company originates a variety of consumer loans, consisting primarily of new and used automobile loans. At March 31, 1995, 1996 and 1997, consumer loans totaled $4.3 million, $6.9 million and $7.2 million, respectively, or 7.3%, 9.7% and 9.2%, respectively, of gross loans at those dates. The Company's marketing strategy emphasizes auto loans as a means of establishing more relationships with its customers and developing new customers through soliciting auto dealerships for loans to non-customers.. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Automobile loans generally are underwritten in amounts up to 90% of the purchase price for new and used vehicles. The term of the loans generally cannot exceed six years for new vehicles and five years for used vehicles. The Company's delinquent consumer loans as a percentage of gross loans has been minimal.

   Multi-Family Lending

         The Company held $0.9 million or 1.2% gross loans of multi-family loans at March 31, 1997. The rates charged on the Company's multi-family loans typically are slightly higher than those charged on loans secured by one-to-four family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Company's other ARM loans, although generally at a slightly higher margin. An origination fee equal to 1% of the principal amount is usually charged on such loans.

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

   Construction and Land Lending

         The Company offers one-to-four family residential and other construction loans. At March 31, 1997, construction and land loans totaled $3.3 million or 4.2% of gross loans compared to $3.2 million or 4.5% of gross loans at March 31, 1996. The increase is due to construction loans developed through relationships with mortgage brokerage companies that are unable to provide construction financing for their customers, but arrange a fixed rate loans when the home is completed. Construction loans are made to individuals intending to occupying the home who have signed construction contracts with a builder. These loans have loan-to-value ratios not exceeding 90%. When the loan-to-value ratios exceed 80%, private mortgage insurance is required which insures payment of a portion of the principal balance, reducing the Company's exposure to 75% loan-to-value or less. The Company offers permanent financing, primarily one-to five-year ARM loans, on residential construction loans that enables borrowers to avoid duplicative closing costs normally associated with temporary financing during construction periods and permanent financing upon completion of construction. The Company has had minimal delinquent residential construction loans to date.

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

                                                   Fiscal Years Ended March 31,
                                                   ----------------------------

                                                       1997      1996     1995
                                                       ----      ----     ----
                                                           (In thousands)


Mortgage loans (gross)
     At beginning of period                          $59,604   $50,071  $45,595
     Mortgage loans originated:
        One-to-four family                            21,223    16,486   12,817
        Commercial                                     1,072        -       289
        Multi-family                                      -        490       -
        Construction and land                          6,690     5,767    3,424
            Total mortgage loans originated           28,985    22,743   16,530
                                                     --------  -------- -------
     Mortgage loans purchased                            101     2,436    1,517
                                                     --------  -------- -------
      Total mortgage loans originated and purchased   29,086    25,179   18,047
                                                     --------  -------- -------
        Transfer of mortgage loans to foreclosed
            real estate                                  (72)     (127)     (63)
        Principal repayments                         (17,898)   (9,606) (11,851)
        Sales of fixed rate loans                     (4,474)   (5,913)  (1,657)
                                                     --------  -------- -------
            Total reductions                         (22,444)  (15,646) (13,571)
                                                     --------  -------- -------
     At end of period                                $66,246   $59,604  $50,071
                                                     --------  -------- -------
Consumer loans:
     At beginning of period                          $ 6,897   $ 4,313  $ 2,388
        Consumer loans originated                      5,313     6,685    4,279
        Principal repayments                          (5,003)   (4,101)  (2,354)
                                                     --------  -------- -------
     At end of period                                $ 7,207   $ 6,897  $ 4,313
                                                     --------  -------- -------
Commercial loans:
     At beginning of period                          $ 4,612     4,450    3,467
        Commercial loans originated and purchased      3,356     5,402    6,228
        Principal repayments                          (3,305)   (5,240)  (5,245)
                                                     --------  -------- -------
     At end of period                                $ 4,663    4,612   $ 4,450
                                                     --------  -------- -------
Mortgage-backed and related securities:
     At beginning of period                         $  5,373     2,001  $ 1,556
        Mortgage-backed and related securities
            purchased                                  2,772     3,917     1006
        Amortization and repayments                     (724)    (545)     (561)
                                                    ---------  --------  ------
     At end of period                               $  7,421    $5,373  $ 2,001
                                                    --------    ------  ------

        The following table sets forth the Company's loan originations and purchases in various loan categories according to whether the loan is fixed rate versus adjustable rate for the periods indicated.



                                                                   Fiscal Years Ended March 31,
                             -------------------------------------------------------------------------------------------------------
                                             1997                             1996                              1995
                             -------------------------------------------------------------------------------------------------------

                                  Fixed    Adjustable   Total    Fixed    Adjustable   Total      Fixed      Adjustable     Total
                             -------------------------------------------------------------------------------------------------------


  Mortgage loans:
   One-to-four family           $ 7,796     $13,427    $21,223  $ 6,930    $ 9,556    $16,486     $ 3,049     $ 9,768     $ 12,817
    Multi-family                    -           -          -        -          490        490         -            -           -
    Commercial                       69       1,003      1,072       56      2,410      2,466         -         1,039        1,039
    Construction and land         5,423       1,368      6,791    1,680      4,057      5,737         359       3,832        4,191
                                 ------      ------     ------    -----     ------     ------       -----      ------       ------
   Total mortgage loans          13,288      15,798     29,086    8,666     16,513     25,179       3,408      14,639       18,047

  Consumer loans                  5,313         -        5,313    6,449        236      6,685       4,086         193        4,279

 Comercial loans                 2,308       1,048      3,356    2,493      2,909      5,402       3,409       2,819        6,228
                                -------     -------     ------   ------     ------     ------      ------      ------       ------
     Total loans originated
      and purchased             $20,909     $16,846    $37,755  $17,608    $19,658    $37,266     $10,903     $17,651      $28,554
                                -------     -------    -------  -------    -------    -------     -------     -------      -------


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

         At March 31, 1997, the Company had 23 participation loans totaling $3.7 million that represented 4.7% of gross loans compared to 30 participation loans totaling $5.7 million that represented 8.0% of gross loans at March 31, 1996. Of the aggregate amount of participation loans, 86% were commercial real estate loans, 13% were commercial loans, and 1% were one-to-four-family residential loans.

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

   Sale of Mortgage Loans

         The Company sells loans that it originates, on a non-recourse basis, into the secondary market to the FHLMC, Federal National Mortgage Association ("FNMA") and WHEDA. The amount of loans sold by the Company is based upon market conditions and the Company's asset/liability strategy. For the past three fiscal years, the Company has sold substantially all of the fixed rate loans originated to governmental secondary market purchasers in order to manage interest rate risk. For the fiscal year ended March 31, 1997, the Company's fixed rate loan sales to governmental investors totaled $4.5 million with associated gains of $59,000. For the fiscal years ended March 31, 1996 and 1995, the Company's fixed rate loan sales to governmental investors totaled $5.9 million and $1.7 million with associated gains of $61,000 and $19,000, respectively.

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

         For loans sold to FHLMC and FNMA, the Company retains the responsibility for servicing such loans. At March 31, 1997, 1996 and 1995, the Bank serviced $25.3 million, $22.9 million and $19.5 million loans for others, respectively. Fee income received in connection with loans serviced for others was $77,000, $72,000 and $73,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

         The contractual right to service mortgage loans sold has an economic value. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans and other factors.

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

         Total loans delinquent 90 days or more increased from 26 loans totaling $631,000 at March 31, 1996, to 45 loans totaling $1.1 million at March 31, 1997. The increase in the number of loans is the result of the increase in number of delinquent consumer loans from 9 at March 31, 1996 to 33 at March 31, 1997. Delinquencies were created by certain deficiencies in dealer loan policies that have been subsequently revised. The increase in the amount is due to one commercial loan with a balance of $546,000. Total loans delinquent 31-89 days increased from 83 loans totaling $2.4 million to 95 loans totaling $3.3 million. One-to-four family loans increased from 34 loans totaling $1.3 million at March 31, 1996, to 45 loans totaling $2.4 million at March 31, 1997. The increase is primarily due to one large single-family loan with a balance of $798,000 that was classified in the 31-60 day category. Because the loan is well collateralized and has the personal guarantee of a substantial borrower, management believes the loss potential is minimal. Management views the increase as a major area of concern warranting increased scrutiny. However, the latest available peer group comparison of nonperforming loans and real estate owned as a percentage of total loans as prepared by America's Community Bankers was 1.87% for the Company at December 31, 1997, compared to 1. 61% on a nation wide basis and 1.38% by an asset size basis and 1.83% on an owner type basis.

At March 31, 1997, 1996, and 1995, delinquencies in the Company's loan portfolio were as follows:


                                  At March 31, 1997                 At March 31, 1996                  At March 31, 1995
                    ----------------------------------------------------------------------------------------------------------------
    31-89 Days       90 Days or more    31-89 Days      90 Days or more     31-89 Days      90 Days or more
                    ----------------------------------------------------------------------------------------------------------------
                       Number  Principal  Number Principal Number  Principal  Number Principal  Number Principal  Number   Principal
                         of     Balance    of     Balance   of      Balance    of     Balance    of     Balance     of      Balance
                      of Loans of Loans of Loans of Loans of Loans of Loans  of Loans of Loans  of Loans of Loans  of Loans of Loans
                     ---------------------------------------------------------------------------------------------------------------

Mortgage loans:
One-to-four family       45     $ 2,399     7     $ 179      34      $1,253      9    $ 386        21     $ 974       1       $ 80
Multi-family            - -         - -   - -       - -     - -         - -    - -      - -       - -       - -     - -        - -
Residential construction  1          84   - -       - -       2         252      2      121       - -       - -     - -        - -
Commercial                6         406     2       199       6         539    - -      - -         3        95       1         78
                        ---      ------  ----      ----    ----       -----    ---     ----        --      ----     ---       ----
Total mortgage loans     52     $ 2,889     9     $ 378      42      $2,044     11      507        24    $1,069       2      $ 158
                                          ---                                  ---                                  ---
Consumer loans           39         191    33       137      37         166      9       60        11        26     - -          2
                                          ---                                  ---
Comercial loans           4         204     3       556       4         197      6       64         0        30       8         78
                        ---      ------   ---     -----    ----      ------    ---      ---        --    -----      ---      -----
     Total               95     $ 3,284    45    $1,071      83      $2,407     26      631        35    $1,125      10      $ 238
                        ---      ------   ---    ------    ----      ------    ---     ----        --     -----     ---      -----
Delinquent loans to gross          4.20%           1.37%               3.08%           0.81%               2.19%             0.46%
     loans(2)

-------------------------------------
  -1    The Company discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more.

  -2    Excluding mortgage-backed and related securities.

        The following table sets forth the Company's loan originations and purchases in various loan categories according to whether the loan is fixed rate versus adjustable rate for the periods indicated.



   Classification of Assets

         Federal regulators require each federally insured bank to classify its assets on a regular basis. In connection with examinations of insured banks, examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more well defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. The Company has adopted an asset classification methodology that parallels that required by federal regulators. At March 31, 1997, based upon the Company's asset classification methodology, the Company had assets classified as Substandard of $1.1 million, none as Doubtful and none as Loss. At March 31, 1996, assets classified as Substandard were $778,000, none as Doubtful and none as Loss. Assets that are classified as Loss are reserved at 100% of the indicated loss amount. The FDIC examination policies include a Special Mention category, consisting of assets that currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At March 31, 1997, $170,000 of the Company's assets were classified as Special Mention. The Company's classified assets consist of the non-performing assets and the other loans and assets of concern. As of the date hereof, the Company's classifications are consistent with those of the FDIC and DFI.

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

         Property acquired by the Company as a result of a foreclosure, property upon which a judgment of foreclosure has been entered but prior to foreclosure sale and property that is deemed in-substance foreclosed are classified as foreclosed properties. "In-substance foreclosed" loans are defined as loans for which current and future collection is dependent on the income producing capacity and fair market value of the underlying real estate collateral, rather than the borrower's ability to service the debt. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At March 31, 1997, the Company had no foreclosed or in foreclosure properties.

         Nonperforming loans include loans placed on non-accrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets.




                                                                                            March 31,
                                                                          ----------------------------------------------

                                                                          1997                     1996                 1995
                                                                          ----                     ----                 ----
                                                                                          (Dollars in Thousands)


Non-accrual mortgage loans 90 days or more past due                      $ 378                     $ 386                $ 158
Non-accrual consumer loans 90 days or more past due                        128                        47                    2
Non-accrual commerical loans 90 days or more past due                      556                        64                   78
Loans 90 days or more past due and still accruing                            9                       134                  - -
Troubled debt restructurings                                               - -                        62                  285
                                                                         -----                      ----                 ----
  Total non-performing loans                                           $ 1,071                     $ 693                $ 523
                                                                         -----                      ----                 ----
Total real estate owned and in judgement, net of
   related allowance for losses                                            - -                       127                  - -
                                                                         -----                      ----                 ----
Total non-performing assets                                            $ 1,071                     $ 820                $ 523
                                                                         -----                      ----                 ----
Total non-performing loans to gross loans receivable                      1.37%                     0.97%                0.89%
Total non-performing assets to total assets                               1.13%                     0.95%                0.76%

Total classified assets                                                $ 1,330                     $ 778                $ 248
Total classified assets to total assets                                   1.40%                     0.90%                0.36%

 Interest income that would have been recorded on non-
     performing loans if current                                          $ 59                      $ 13                 $ 20
Interest income on non-performing loans included
     in net income                                                        $ 13                      $ 17                 $ 15






        As of March 31, 1997, there were no other loans not included in the foregoing tables or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

   Allowance for Loan Losses

         Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish a general allowance for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the FDI and the FDIC, either one of which can order the establishment of additional general or specific loss allowances.

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The ratio of allowance for loan losses to gross loans receivable decreased from 0.61% at March 31, 1996, to 0.59.% at March 31, 1997 due to the large increase in loans receivable over the period. A corresponding increase in the allowance for loan losses was not made to maintain the ratio, because based on the actual loss experience an allowance of 0.21% would be adequate at March 31, 1997. The FDIC has advised the Company that it would like to the allowance to be maintained at its current level, but it does not need to be increased. The ratio of allowance for loan losses to nonperforming loans decreased from 0.625 at March 31, 1996 to 0.430 at March 31, 1997 due to the increase in nonperforming loans over the period.

         The following table sets forth activity in the Company's allowance for loan losses during the periods indicated.





                                                                              For the Fiscal Year Ended March 31,
                                                                      ---------------------------------------------------

                                                                    1997                       1996                    1995
                                                                                     (Dollars in thousands)

Balance at beginning of period                                     $ 433                      $ 434                   $ 436
Additions charged to operations:
    One-to-four family                                                 0                          0                     - -
    Multi-family and commercial real estate                            0                          0                     - -
    Commercial                                                        75                          0                      17
    Consumer                                                           6                         24                     - -
                                                                   -------                    -------                 -------
                                                                      81                         24                      17
Recoveries:
    One-to-four family                                                19                        - -                     - -
    Multi-family and commercial real estate                            3                          4                       5
    Commercial                                                         0                          0                     - -
    Consumer                                                           0                          2                       2
                                                                   -------                    -------                 -------
                                                                      22                          6                       7
Charge-offs:
    One-to-four family                                                 0                         (5)                    (14)
    Multi-family and commercial real estate                            0                          0                     - -
    Commercial                                                       (19)                         0                      (8)
    Consumer                                                         (56)                       (26)                     (4)
                                                                   -------                    -------                 -------
                                                                     (75)                       (31)                    (26)
Net charge-offs                                                      (53)                       (25)                    (19)
                                                                   -------                    -------                 -------
Balance at end of period                                           $ 461                      $ 433                   $ 434
                                                                   -------                    -------                 -------
Percentage of loans to gross loans receivable
    Mortgage loans                                                 84.80%                     83.82%                  85.11%
    Consumer loans                                                  9.23%                      9.70%                   7.33%

Ratio of allowance for loan losses to gross
    loans receivable at the end of period                           0.59%                      0.61%                   0.74%

Ratio of allowance for loan losses to
    non-performing loans at the end of period(1)                   43.04                      62.48                   82.98

Ratio of net charge-offs to average gross
    loans during period                                             0.07%                      0.04%                   0.03%

Average gross loans outstanding                                 $ 76,240                   $ 65,615                $ 54,783

Gross loans receivable at the end of period                     $ 78,124                   $ 71,113                $ 58,834




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





                                                                           At March 31,
                                  --------------------------------------------------------------------------------------------------
                                  --------------------------------------------------------------------------------------------------
                                                 1997                            1996                            1995
                                  --------------------------------------------------------------------------------------------------
                                                          Loans In                         Loans In                        Loans In
                                                          Category                         Category                        Category
                                                % of      to Total               % of      to Total               % of     to Total
                                                total       Out-                 total       Out-                 total       Out-
                                               Loans by   standing              Loans by   standing              Loans by  standing
                                     Amount    Category    Loans     Amount     Category     Loans     Amount    Category    Loans

                                                                        (Dollars in thousands)

Breakdown of allowance:
 Mortgage loans:
  One-to-four family                 $ 36        0.06%     71.14%    $ 85         0.18%      68.00%      59        0.14%      72.24%
  Multi-family                          -           -       1.19%       1         0.08%       1.78%       1        0.08%       2.10%
  Commercial/nonresidential            34        0.53%      8.25%      22         0.32%       9.58%      24        0.50%       8.09%
  Construction and land                 1        0.03%      4.22%      19         0.60%       4.45%       2        0.13%       2.68%
                                       --                   ----      ---                     ----       --                    ----
   Total mortgage loans                71                  84.80%     127                    83.81%      86                   85.11%

  Consumer loans                       50        0.69%      9.23%      16         0.23%       9.70%       5        0.12%       7.33%
                                                           ------
  Commercial loans                    340        7.29%      5.97%     290         6.29%       6.49%     343        7.71%       7.56%
                                    ------                -------    ----                  -------     ----                 -------
   Total allowance for loan losses  $ 461                 100.00%   $ 433                   100.00%     434                  100.00%
                                    ------                -------    ----                  -------     ----                 -------



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

         FHLMC, and FNMA were established to provide support for low and middle-income housing. There are limits to the maximum size of loans that qualify for these programs. Currently, FNMA limits a single family loan to 203,150 and FHLMC limits a single family loan to $214,600.

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

   Composition of Securities Held-to-Maturity

         Mortgage-Backed and Related Securities. At March 31, 1997, the Company held $7.4 million in its securities portfolio, consisting of mortgage-backed certificates issued by various federal agencies. The estimated market value of those securities at that date was $7.3 million. Of this amount, $7.0 million were fixed rate securities and $0.3 million were adjustable-rate securities. At March 31, 1997, the mortgage-backed and related securities portfolio represented 7.8% of the Company's total assets.

Composition of Securities Classified as Trading

         At March 31, 1997 and 1996, the Company did not have any investment securities or mortgage-related securities classified as trading.

   Composition of Securities Available for Sale

         At March 31, 1997, the Company had $2.8 million in its securities available for sale portfolio, consisting of $1.9 million of 5.30% FNMA debentures due December 1998, $0.5 million of 4.74% FHLB securities due October 1998, $0.3 million of 6.55% FHLMC securities due April 1999, and $0.1 in a cash management account.

         The table below sets forth certain information regarding the carrying value, composition and market value of the Company's securities available for sale and mortgage-backed and related securities held-to-maturity at March 31, 1997, 1996, 1995.







                                                        At March 31, 1997          At March 31, 1996            At March 31, 1995
                                                       -------------------        -------------------          -------------------
                                                  Carrying  % of      Market  Carrying    % of     Market   Carrying   % of   Market
                                                   Value    Total     Value     Value     Total    Value     Value     Total   Value
                                                                    (Dollars in thousands)

Securities available-for-sale:
U.S. govt securities and other agency obligations
    FNMA                                          $1,963    71.33%   $1,963   $1,956     68.42%   $1,956    $1,872    65.48% $1,872
    FHLB                                             488    17.73%      488      485     16.96%      485       461    16.12%    461
    FHLMC                                            300    10.90%      300      304     10.63%      304       293    10.25%    293
   Money Market Mutual Fund                            1     0.04%        1      114      3.99%      114        30     1.05%     30

   Total securities available-for-sale            $2,752   100.00%    2,752    2,859    100.00%   $2,752    $2,859   100.00% $2,859
                                                  ------   ------     -----    -----    ------     -----     -----   ------   -----

Mortgage-backed and other related securities
 held-to-maturity
    FNMA                                          $4,622    62.28%   $4,523   $2,220     41.32%   $2,206      $837    41.83%   $827
    FHLMC                                            434     5.85%      420      494      9.19%      487
    GNMA                                           2,365    31.87%    2,365    2,659     49.49%    2,693     1,005    50.22%  1,005
    CMOs
    FNMA                                                                                                       159     7.95%    159
                                                                                                              ----    -----    ----
      Total Mortgage-backed and related
     securities held-to-maturity                  $7,421   100.00%   $7,308   $5,373    100.00%   $5,386    $2,001   100.00% $1,991
                                                  ------   ------     -----    -----    ------     -----     -----   ------   -----











         At March 31, 1997, the aggregate book value and the aggregate market value of securities issued by FNMA totaled $6.5 million and $6.5 million, respectively. At March 31, 1996, the aggregate book value and the aggregate market value of securities issued by GNMA totaled $2.4 million and $2.4 million, respectively. Both FNMA and GNMA securities exceed 10% of stockholder equity at March 31, 1997.

         The composition and contractual maturities of the securities portfolio, excluding FHLB-Chicago stock is indicated in the following table:





                                                                               At March 31, 1997
                                             ---------------------------------------------------------------------------------------

                                                                                                                 Total
                                                                                                               Securities
                                                Less than            1 to 10              Over 10              available-
                                                 1 Year                Years               Years                for-sale
                                                                           (Dollars in thousands)

Securities available-for-sale:
  U.S. government securities and
    other agency obliations                        - -                $2,751                - -                  $2,751
Money market mutual fund                            $1                   - -                - -                       1
                                                 ------               -------             -------                -------
    Total securities available-for-sale             $1                $2,751                - -                  $2,752
                                                 ------               -------             -------                -------
Weighted average yield                            4.80%                 5.31%               - -                    5.31%
                                                 ------               -------             -------                -------





         The following table shows the maturity or period to repricing of the Company's mortgage-backed and related securities portfolio held-to-maturity at March 31, 1997:



                                                                                   At March 31, 1997
                                                ------------------------------------------------------------------------------------

                                                      Adjustable                        Fixed                             Total
                                                         Rate                            Rate                           Mortgage-
                                                       Mortgage                        Mortgage                        backed and
                                                        Backed                          Backed                           Related
                                                      Securities                      Securities                       Securities


Amounts due or repricing:
    Within one year                                      $662                            - -                              $662

    After one year:
       One to three years                                 - -                            - -                               - -
       Five to ten years                                  - -                            - -                               - -
       Ten to 20 years                                    - -                            888                               888
       Over 20 years                                      - -                          5,865                             5,865
                                                         -----                        -------                           -------
  Total due or repricing after one year                   - -                          6,753                             6,753
                                                         -----
        Total due or repricing                            662                          6,753                             7,415
                                                         -----                        -------                           -------
Less:
    Unearned discounts
      and premiums, net                                   - -                              6                                 6
                                                         -----                        -------                           -------
Mortgage-backed and related
  securities, net                                        $662                         $6,759                            $7,421
                                                         -----                        -------                           -------






         At March 31, 1997, the stated average maturity of the Company's mortgage-backed and related securities was 24.2 years.

Sources of Funds

   General

         The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities, and to a lesser extent, FHLB-Chicago advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan payments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings also may be used on a longer-term basis to support expanded lending or investment activities. The Company primarily utilizes advances from the FHLB-Chicago as sources for its borrowings. At March 31, 1997, 1996 and 1995 the Company had advances from the FHLB-Chicago of $17.6 million or 18.5% of total assets, $12.6 million or 14.6% of total assets, and $3.6 million or 5.2% of total assets, respectively. Of the Company's outstanding FHLB-Chicago advances at March 31, 1997, $7.5 million will mature before March 31, 1998. The Company also had borrowings consisting of repurchase agreements and a note payable from a bank of $4.5 million, $4.4 million and $2.2 million at March 31, 1997, 1996 and 1995, respectively.

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


The following table presents the deposit activity of the Company for the periods indicated:


                                                                           Fiscal Year Ended March 31,

                                                             1997                        1996                        1995
                                                             ----                        ----                        ----
                                                                                 (In thousands)

Net Deposits (Withdrawals)                                 $ 1,627                     $ 4,486                     $ 1,465
Interest credited on deposits                                2,674                       2,143                       1,632
                                                           --------                    --------                    --------
Total increase (decrease) in deposits                      $ 4,301                     $ 6,629                     $ 3,097




         The Company attributes the increase in deposits during the two most recent fiscal years to maintaining competitive rates on deposits and general market conditions that caused the Company to increase rates paid on deposits.

         At March 31, 1997, the Company had outstanding $3.2 million in certificates of deposit in amounts of $100,000 or more maturing as follows:





                                                                 Amount at
                                                               March 31, 1997
                                                               (In thousands)

Three months or less                                               $ 625
Over three through six months                                        200
Over six through 12 months                                         1,012
Over 12 months                                                     1,323
                                                               ---------------
     Total                                                       $ 3,160
                                                               ===============

         The following table sets forth the distribution of the Company's core deposits and certificate accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented:





                                                                           At March 31,
                               -----------------------------------------------------------------------------------------------------
                                            1997                                  1996                            1995
                               -----------------------------------------------------------------------------------------------------
                                                       Weighted                            Weighted                        Weighted
                                          Percent      Average                Percent      Average               Percent    Average
                                          of total     Nominal                of total     Nominal               of total   Nominal
                               Amount     deposits      Rate      Amount      deposits      Rate      Amount     deposits    Rate
                                                                                       (Dollars in thousands)

Core Deposits:
    Non-interest bearing       $2,792       4.54%        - -      $2,069        3.61%        - -      $2,259       4.46%       - -
    NOW accounts                5,989       9.73%       2.26%      6,173       10.78%       2.57%      6,242      12.33%      1.96%
    Money market                5,029       8.17%       4.61%      2,314        4.04%       4.77%       - -         - -        - -
    Passbook                    5,905       9.59%       2.16%      6,829       11.93%       2.51%      6,916      13.66%      2.50%
                              -------      -----        ----       -----       -----        ----      ------     ------       ----
  Total                        19,715      32.03%       2.51%     17,385       30.36%       2.53%     15,417      30.45%      1.92%

Certificates accounts
(current term to maturity):
One to six months              15,941      25.90%       5.43%     14,332       25.03%       5.68%     13,569      26.80%      4.88%
six to 12 months                9,443      15.34%       5.71%     14,499       25.32%       5.96%     11,623      22.96%      6.08%
13 to 36 months                14,151      22.99%       6.07%      7,524       13.14%       5.97%      8,010      15.82%      5.90%
37 to 60 months                 2,110       3.42%       6.11%      3,226        5.64%       6.35%      1,925       3.80%      6.33%
61 to 96 months                   120       0.19%       6.33%        290        0.51%       6.44%         25       0.05%      7.00%
97 to 132 months                   77       0.13%       6.96%          -           -           -          58       0.11%      6.25%
                              -------      -----        ----      ------       -----        ----      ------       ----       ----
  Total certificates           41,842      67.97%       5.75%     39,871       69.64%       5.85%     35,210      69.55%      5.59%

Total deposits                $61,557     100.00%       4.71%    $57,256      100.00%       4.84%    $50,627     100.00%      4.47%
                              -------     -------       ----      ------      ------        ----      ------     ------       ----




    The following table presents, by various rate categories, the amount of certificates of deposit outstanding at March 31, 1997:





                                                       At March 31,
                                                   1997           1996
Certificates of Deposit:                              (In thousands)
     4.00% to 4.99%                                1,442          1,418
     5.00% to 5.99%                               21,018         18,139
     6.00% to 6.99%                               18,527         19,372
     7.00% to 7.99%                                  825            900
     8.00% to 8.99%                                   30             30
                                                ---------      ---------
       Total                                    $ 41,842       $ 39,859
                                                ---------      ---------





   Borrowings and Other Financing Transactions

         Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as part of its assets/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies the FHLB-Chicago. The Company will have to purchase additional FHLB stock, if advances exceed $18.2 million. At March 31, 1997, the Company's FHLB-Chicago advances totaled $17.6 million, representing 20.9% of total liabilities, an increase from the $12.6 million outstanding at March 31, 1996. The Company intends to continue to leverage its capital base by utilizing FHLB borrowings to originate or purchase loans in fiscal 1998.

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

         While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Company to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings. At March 31, 1997 and March 31, 1996, there were $4.4 million and $4.3 million in reverse repurchase agreements outstanding.

         The following table sets forth certain information regarding the Company's FHLB-Chicago advances and repurchases agreements at or for the periods ended on the dates indicated.





                                                                        At or For the Fiscal Years Ended March 31,
                                                                      ----------------------------------------------

                                                               1997                          1996                        1995
                                                               ----                          ----                        ----
                                                                                    (Dollars in thousands)

FHLB- Chicago advances:
  Average balance outstanding                               $ 15,751                      $ 7,629                     $ 3,838
  Maximum amount outstanding at any
    month-end during the period                               18,245                       12,556                       7,269
  Balance outstanding at end of period                        17,634                       12,556                       3,578
  Weighted average interest rate during
    the period(1)                                               5.87%                        6.00%                       5.40%
  Weighted average interest rate at end
    of period                                                   5.91%                        7.36%                       6.00%

Repuchase agreements:
  Average balance outstanding                                $ 4,808                      $ 3,634                     $ 2,126
  Maximum amount outstanding at any
    month-end during the period                                5,761                        4,442                       2,266
  Balance outstanding at end of period                         4,463                        4,356                       2,224
  Weighted average interest rate during
    the period                                                  5.74%                        6.60%                       5.21%
  Weighted average interest rate at end
    of period                                                   6.13%                        6.16%                       6.55%

Total advances and repurchase agreements:
  Average balance outstanding                               $ 20,559                     $ 11,263                       5,964
  Maximum amount outstanding at any
    month-end during the period                               24,006                       16,998                       9,535
  Balance outstanding at end of period                        22,097                       16,912                       5,802
  Weighted average interest rate during
    the period                                                  5.78%                        5.19%                       5.33%
  Weighted average interest rate at end
    of period                                                   5.95%                        5.01%                       6.21%



-------------------------------
(1)  Computed on the basis of average monthly balances.




Subsidiary Activities

         The Bank has one wholly owned subsidiary, Amery Service Agency, Inc. ("ASA"), organized as a Wisconsin corporation in 1970. ASA engages in insurance agency activities permissible under state and federal law, including the sale of credit life and disability products, and maintenance of a third party brokerage relationship. The ASA and the Bank have received approval of the Wisconsin Department of Financial Institutions and the FDIC to engage in the insurance and brokerage activities.

         In January 1983, ASA formed the Pondhurst Condominium Association and developed 64 residential lots for condominium duplexes and four-plexes on land adjacent to a golf course in Amery, Wisconsin (the "Pondhurst Project"). As of March 31, 1997, 56 residential lots had been sold. The Company has utilized the "cost recovery" accounting method in accounting for the Pondhurst Project and as of March 31, 1997, ASA owned 8 lots with a total book value of zero. As of March 31, 1997, ASA had total assets of $29,000. The Bank and ASA have agreed to a request by the Federal Reserve bank of Minneapolis that ASA undertake to divest its holdings in the Pondhurst Project by May 31, 2000.

Personnel

         At March 31, 1997, the Company had 32 full-time employees and 4 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

Federal Taxation

   General

         The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and the Bank and does not purport to be a comprehensive description of all applicable tax rules.

         The Bank and the Company report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company and its subsidiaries currently file and will continue to file a consolidated federal income tax return. For its taxable year end March 31, 1997, the Bank was subject to a blended federal income tax rate of approximately 34%.

   Bad Debt Reserves

         On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 ("the Act"). The Act repealed the "reserve method" of accounting for bad debts by most thrift institutions, effective for taxable years beginning after 1995. Most thrift institutions such a the Bank are now required to use the "specific charge-off method". The Act also grants partial relief from reserve recapture provisions which are triggered by the change in method. This legislation is not expected to have a material impact on the Bank's financial condition or results of operations.

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

Regulation

         The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the DFI, as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a one-bank holding company subject to regulatory oversight by the Federal Reserve Board ("FRB"), the Wisconsin Department to Financial Institutions ("DFI") and the Securities and Exchange Commission ("SEC").


Wisconsin Savings Bank Regulation

         Regulations adopted by the Department of Financial Institutions govern various aspects of the activities and operation of Wisconsin-chartered savings banks.

   Examinations and Assessments

         As a Wisconsin-chartered stock savings bank, the Bank is subject to regulation and supervision by the DFI. The Bank is required to file periodic reports with and is subject to periodic examinations by the DFI. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DFI. Based on the assessment rates published by the DFI and the Bank's total assets of $83.0 million at December 31, 1995, the Bank paid $2,906 in assessments for the period ending June 30, 1996.

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

         Savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments agencies. Investment in debt securities of local governmental units may not exceed 50% of capital and temporary borrowings of any local governmental unit maturing within one year from the date of issue may not exceed 60% of capital. Investment in short-term commercial paper issued by a financial institution, corporation or other borrower must have a maturity of two to 270 days and be rated in one of the four highest categories by a nationally recognized rating service. Subject to the prior approval of the FDI, compliance with capital requirements and certain other restrictions, savings banks may invest in residential housing development projects.

         Savings banks may invest in service corporations or subsidiaries with the prior approval of the FDI and subject to the condition that the service corporation or subsidiary engages in only those activities pre-approved by the FDI, agrees to be audited annually by a certified public accountant, agrees to bear the expense of all examinations and audits conducted by the FDI, and agrees not to enter into a business venture, directly or indirectly, with an officer, director or employee of the savings bank.

         The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991-Restrictions Upon State-Chartered Banks".

   Loans to One Borrower

         Wisconsin-chartered savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, provided certain conditions are satisfied.
At March 31, 1997, the Bank did not have any loans that exceeded the loans-to-one borrower limitations.

   Qualified Thrift Requirement

         As a Wisconsin-chartered savings bank, the Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). At March 31, 1997, the Bank maintained 87.05% of its assets in qualified thrift investments and therefore met the qualified thrift requirement.

   Dividend Limitations

         A savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the DFI is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be may be declared out of retained earnings. Under the FDI's regulations, a savings bank that has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

   Liquidity

         Under the FDI's regulations, savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of its average daily balance during the preceding calendar month of its net withdrawable accounts plus its short-term borrowings. At least 50% of the minimum liquid assets shall consist of primary liquid assets, including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations. Other liquid assets that are not primary liquid assets include mortgage backed securities, certain mortgage derivative securities, securities issued by other states and political subdivisions in other states, and other securities authorized by the FDI as investments for which a secondary resale market exists, including authorized mutual fund investments. On March 31, 1997, the Bank's liquidity ratio was 15.07%.

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

   Risk-Based Insurance Assessments

         FDICIA required the FDIC to develop a system of risk-based insurance assessments. Under a system implemented in 1994, higher insurance assessment rates are charged to those banks and thrifts deemed to pose greater risk to the deposit insurance funds. Under this system, the FDIC places each insured depository in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Each institution's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is an twenty-seven basis point spread between the highest and lowest assessment rates for SAIF-insured institutions, so that institutions classified as strongest by the FDIC are subject to an annual rate of $0.00 per one hundred dollars of deposits, and institutions classified as weakest by the FDIC are subject to an annual rate of $0.27 per one hundred dollars of deposits (with intermediate annual rates of $0.03, $0.10, $0.17 and $0.24 per $100 of deposits).

         The Bank has been classified in a risk category that will result in annual assessments of $0.00 per one hundred dollars of deposits. The (FICO) quarterly multiplier is not tied to the FDIC risk calculation. The FICO rate is determined quarterly. For the second quarter of 1997, the FICO SAIF annual rate is $0.065 per one hundred dollars of deposits. The FICO debt service requirement became applicable to all insured institutions on January 1, 1997, in accordance with the Deposit Insurance Act of 1996. The Bank's expense related to federal deposit insurance premiums to the SAIF was $428,000 for the fiscal year ended March 31, 1997. Placement of the Bank in any risk category other than the category having the lowest assessment rate will result in increased SAIF insurance assessments, with a corresponding decrease in net earnings and capital. The Bank does not presently expect that any reasonable foreseeable insurance assessments would significantly impair the Bank's overall financial condition or results of operations. (See Insurance of Deposits)

   Improved Examinations and Audits

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

   Brokered Deposits; Interest Rate Limitations

         FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "under-capitalized") may only accept such deposits with the consent of the FDIC. The definition of "well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA. The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At March 31, 1997, the Bank had no brokered deposits.

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

         As an SAIF-insured, state-chartered savings bank which was formerly a state-chartered savings association, the Bank continues to be subject to certain restrictions which are imposed by federal law on state-chartered savings associations, including a prohibition against engaging in activities (other than as agent for its customers) that are not permissible for a federally chartered savings association or engaging in activities authorized for federally chartered associations, but to a greater extent than authorized for federally chartered associations, unless the association met its fully phased-in capital requirements and the FDIC determined that the activity will not pose a significant risk to the deposit insurance fund. Effective December 8, 1993, the FDIC amended its regulations to delete certain provisions requiring SAIF-insured state banks to continue to comply with certain restrictions applicable to state-chartered savings associations. The effect of such amendment is to treat SAIF-insured state banks and Bank Insurance Fund ("BIF") member state banks the same rather than subject such institutions to additional restrictions based on insurance fund membership.

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

         FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage limit requirement"). Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director that details the steps it will take to reach capital compliance. At March 31, 1997, the Bank's ratio of Tier 1 capital to total assets was 8.17% or 5.17% in excess of the minimum leverage limit requirement.

         FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines that are designed to provide a measure of capital more sensitive to the risk profiles of individuals banks. In evaluating capital adequacy, the FDIC also will assess the exposure to declines in the economic value of the Bank's capital due to changes in interest rates. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary capital (Tier 2). Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, unrealized losses on securities, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories that are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The weighted sum of the four risk-weighted categories equals risk-weighted assets. At March 31, 1997, the Bank's Tier 1 capital to risk-weighted assets was 12.75%, or 8.75% in excess of the FDIC requirement and the Bank's total capital to risk-weighted assets was 13.52%, or 5.52% in excess of the FDIC requirement.

   Wisconsin Regulation

         Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the FDI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the FDI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the FDI may direct the savings bank to adhere to a specific written plan established by the FDI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At March 31, 1997, the Bank's total capital, as calculated under Wisconsin law, was $8.1 million or 8.55% of total assets, which was 2.55% in excess of the required amount.

Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separated insurance funds, the Bank Insurance Fund ("BIF") and the Savings Associations Insurance Fund ("SAIF") are maintained and administered by the FDIC. The Bank is a member of SAIF and the FDIC has examination authority over the Bank. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to it target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF ;members, Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because a significant portion of the assessments paid into the SAIF by savings associations were used to pay the cost of prior thrift failures, the reserves of the SAIF were below the level required by law. The BIF had, however, met its required reserve level during the third calendar quarter of 1995. As a result, deposit insurance premiums for deposits insured by the BIF were substantially less than premiums for SAIF-insured deposits. On September 30, 1996, President Clinton signed banking legislation to resolve the deposit insurance premium disparity. The banking package also included extensive regulatory relief for banks and thrifts. The BIF-SAIF package contains the following core elements for resolving the deposit premium disparity:

         Special Assessment. A one-time special assessment on SAIF deposits was imposed to bring the fund's reserve ration to the statutory 1.25 percent. The assessment rate was approximately 65.7 basis points on deposits as of March 31, 1995. The bill clarifies that the special assessment is deductible for tax purposes in the year paid. The special assessment amounted to $350,000 to the Bank and is reflected in the current financial data reported as of March 31, 1997.

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

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the FDI. Management of the Bank does not know of any practice, condition or violation that might lead to the termination of deposit insurance.

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

         In addition, the DFI's regulations establish restrictions on loans and other transactions with the Bank's affiliated persons, to ensure that such loans and transactions are on terms that would be available to members of the general public of similar credit status.

         FDIC-insured state-chartered savings banks must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relating to transactions with affiliates in the same manner and to the same extent as if the savings banks were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The FDI, for safety and soundness reasons, may impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B.

         Unless prior approval of the DFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest.

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

         The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, (ii) 0.3% of total assets, or (iii) 1/20 of its advances (borrowings) from the FHLB-Chicago. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $912,000 at March 31, 1997.

         Among other benefits, the FHLB's provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At March 31, 1997, the Bank had $17.6 million in advances from the FHLB-Chicago.

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

   State Savings Bank Holding Company Regulation

         In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the Commissioner. The FDI has not yet issued proposed regulations governing savings bank holding companies.

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

Properties

         The Company conducts its business through three full-service office locations that are located in Polk, St. Croix and Burnett Counties, Wisconsin. The Company owns all of the properties on which its offices are located. Management believes the Company's current facilities are adequate to meet its present and immediately foreseeable needs. A list of the Company's offices is as follows:

                                                            Net Book Value
                                                          of Properties and
                                 Year                     Improvements at
Office Location                 Opened                      March 31, 1997
---------------                 ------                     ---------------
Amery/Home Office                1936                         $1,266,000
234 S Keller Avenue
PO Box 46
Amery, WI  54001

New Richmond Office              1972                            954,000
532 S. Knowles Avenue
New Richmond, WI  54017

                                 1975                            121,000
Siren Office                                                --------------
24082 Highway 35 N
Siren, WI  54872
                                   Net Book Value             $2,341,000
                                                            --------------

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders of the Company during the three months ended March 31, 1997.


                                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information required by this item is included under the heading "Notes to Financial Statements of Northwest Equity Corp." and "Shareholder Information" in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997, which has been filed separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

         The Board of Directors of the Registrant declared a dividend of $0.12 per share to shareholders of record on April 25, 1997. Future payments of dividends will be subject to determination and declaration by the Registrant's Board of Directors, which will take into account the Registrant's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will be paid on the shares of Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Information required by this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations of Northwest Equity Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997, which has been filed with the Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which section is hereby incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS.

         Information required by this item is included under headings "Consolidated Financial Statements of Northwest Equity Corp." and "Notes to Consolidated Financial Statements of Northwest Equity Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997, which has been filed with Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS: COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.


         Information required by this item with respect to directors is included under the heading "Matter 1. Election of Directors" in the Registrant's definitive Proxy Statement dated June 25, 1997, relating to the 1997 Annual Meeting of the Shareholders scheduled for August 12, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

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

         Information required by this item with respect to Item 405, Compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is included under the heading "Section 16 Compliance" in the Registrant's definitive Proxy Statement dated June 25, 1997 relating to the 1997 Annual Meeting of Shareholders scheduled for August 12, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

         Information  required  by  this  item is  included  under  the  heading
"Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement dated June 25, 1997, relating to the 1997 Annual
Meeting of Shareholders scheduled for August 12, 1997, which was been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Registrant's definitive Proxy Statement dated June 25, 1997, relating to the 1997 Annual Meeting of Shareholders Scheduled for August 12, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information  required  by  this  item is  included  under  the  heading
"Indebtedness of Management and Certain Transactions" in the Registrant's definitive Proxy Statement dated June 25, 1997, relating to the 1997 Annual
Meeting of Shareholders scheduled for August 12, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits Required by Item 601:                                Page Number

 2.1     Plan of Conversion of Northwest Savings Bank (as amended)(1)
 3.1     Articles of Incorporation of Registrant (1)
 3.2     By-Laws of Registrant(1)
 3.3     Stock Articles of Incorporation of Northwest Savings Bank (1)
 3.4     By-Laws of Northwest Savings Bank (1)
 4.1     Specimen Stock Certificate of Registrant (1)
 4.2     Specimen Stock Certificate of Northwest Savings Bank (1)
10.1     Northwest Savings Bank Money Purchase Pension Plan (1)
10.2     Northwest Savings Bank Employee Stock Ownership Plan (1)
10.3     Credit Agreement by and between Northwest Savings Bank
           Employee Stock Ownership Trust and Registrant (1)
10.4     Northwest Savings Bank Incentive Plan (as amended) (1)
10.5     1994 Northwest Equity Corp. Stock Option Plan (1)
10.6     Northwest Equity Corp. Incentive Plan (2)
10.7     Northwest Equity Corp. 1995 Stock Option Plan(2)
10.8     Employment Agreement - Mr. Brian L. Beadle (1)
10.9     Employment Agreement - Mr. James L. Moore (1)
11.1     Statement Regarding Computation of Per Share Earnings             50
13.1     1997 Annual Report to Shareholders                                51
21.1     Subsidiaries of Registrant                                        52
23.1     Consent of Keller & Yoder                                         53
99.1     Proxy Statement for 1997 Annual Meeting of Shareholders           54

----------------------------

  (1) Incorporated by reference to exhibits filed with Registrant's Form SB-2 Registrant Statement declared effective on August 5, 1994 (Registration Number 33-73264).

  (2) Incoporated by reference to exhibits filed with Registrant's Form S-8 Registration Statement declared effective on January 23, 1996 (Registration Number 333-878).

           (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORTHWEST EQUITY CORP.

Dated:  June 10, 1997            By___/s/Brian L. Beadle_______
                                 Brian L. Beadle, President (Principal Executive
                                 Officer and Principal Financial and Accounting
                                 Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                            Title                           Date


__/s/Brian L. Beadle___  President (Principal Executive Officer    June 10, 1997
  Brian L. Beadle        and Principal Financial Accounting
                         Officer) and Director


_/s/Gerald J. Ahlin___   Director                                  June 10, 1997
  Gerald J. Ahlin


_/s/Vern E. Albrecht__   Director                                  June 10, 1997
  Vern E. Albrecht


_/s/Michael D. Jensen__  Director                                  June 10, 1997
  Michael D. Jensen


_/s/Donald M. Michels__  Director                                  June 10, 1997
  Donald M. Michels


_/s/Norman M. Osero__    Director                                  June 10, 1997
  Norman M. Osero


_/s/James A. Counter__   Director                                  June 10, 1997
  James A. Counter

                                INDEX TO EXHIBITS

                                                            Sequentially
                                                            Numbered Page
Exhibit                                                     Where Attached
Number                                                      Exhibits are located

11.l     Statement Regarding Computation of Per Share Earnings       49

13.1     1997 Annual Report to Shareholders                          50

21.1     Subsidiaries of the Registrant                              51

23.1     Consent of Keller & Yoder                                   52

99.1     Proxy Statement for 1997 Annual Meeting of Shareholders     53

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


                                                           For the twelve months           For the twelve months
                                                            ended March 31, 1997            ended March 31, 1996
                                                            --------------------            --------------------
                                                          Primary      Fully Diluted      Primary      Fully Diluted

Net income                                                 710,000          710,000        842,000          842,000

Common shares issued                                     1,032,517        1,032,517      1,032,517        1,032,517

Net treasury shares                                        111,677          111,677         14,151           14,151

Unallocated ESOP shares                                     73,750           73,750         87,503           87,503

Ungranted shares in incentive plan                               0                0              0                0

Weighted average common shares outstanding                 847,090          847,090        930,863          930,863

Common stock equivalents based on the
   treasury stock method                                         0           11,198              0              823

Total weighted average common shares                       847,090          858,288        930,863          931,686
   and equivalents outstanding

Earnings per share                                           $0.84            $0.83          $0.90            $0.90



EXHIBIT 13.1

1997 ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

                                                           State of Subsidiary's
                                                Ownership     Incorporation or
    Parent                  Subsidiary          Percentage       Organization

Northwest Equity Corp.  Northwest Savings Bank      100%            Wisconsin

Northwest Savings Bank  Amery Service Agency, Inc.  100%            Wisconsin

EXHIBIT 23.1

CONSENT OF KELLER & YODER

ACCOUNTANT'S CONSENT

We consent to the use and/or incorporation by reference in the Annual Report on Form n10-KSB of Northwest Equity Corp. for the year ended March 31, 1997, of our report dated April 26, 1997, accompanying the financial statements and schedules of the Company contained, or incorporated by reference, in such Annual Report.

                                                          __/s/_ Keller & Yoder

                                                          Keller & Yoder

Wisconsin Rapids, Wisconsin
June 10, 1997

EXHIBIT 99.1

PROXY STATEMENT
FOR 1997 ANNUAL MEETING OF  SHAREHOLDERS