Form 10-K/A
period 1997-03-31
NORTHWEST EQUITY CORP
filed 1997-06-30
CIK 916527

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

         State issuer's revenues for its most recent fiscal year: $8,023,000 (Total interest and dividend income and total non-interest income).

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