Form 10QSB
period 1997-06-30
NORTHWEST EQUITY CORP
filed 1997-08-13
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON , D.C. 20549
                              ---------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997
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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 838,754 at June 30, 1997.


SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          NORTHWEST EQUITY CORP.


Dated:___8/7/97______________                 By: __/s/Brian L. Beadle__________
                                                 (Brian L. Beadle, President
                                                 Principal Executive Officer and
                                                 Principal Financial and
                                                 Accounting Officer)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Registrant is not involved in legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant. (Materiality is defined for accounting purposes as $250,000 or more) On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy. The Bank has commenced an action to avoid their discharge in bankruptcy court. The Bank is asserting the priority of its liens against other creditors in state circuit court. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at subsequent meetings, because a reasonable estimate still cannot be determined. As soon as the Board can identify and quantify the amount of the loss if any, it will book the loss. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $540,000 plus an overdraft of $83,000 less the current amount in the loan loss reserve of $297,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $215,000.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other  Information.
         None.

Item 6.  Exhibits and Reports on Form 8-k.

                  a. No reports on Form 8-K were filed during the quarter for which this report was filed.






                                                NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                               June 30,
                                                           (In Thousands)
                                                                                         June 30,
                     ASSETS                                                               1997                         March 31,
                                                                                       (unaudited)                       1997
                                                                                      -------------                  -------------

Cash - including interest bearing deposits of $3,087
      at June 30, 1997 and $1,721 at March 31, 1997                                       $4,132                         $2,980
Securities available-for-sale - fair value                                                 3,075                          2,752
Mortgage backed securities - market value of $7,285 at
    June 30, 1997 and $7,308 at March 31, 1997                                             7,324                          7,421
Loans held for sale - at market                                                              418                            415
Loans receivable - net                                                                    77,644                         77,240
Real estate acquired in settlement of loans                                                    9                            - -
Investment in Federal Home Loan Bank stock - at
      cost - which approximates fair value                                                   912                            912
Premises and equipment                                                                     2,313                          2,341
Accrued interest receivable                                                                  597                            656
Prepaid expenses and other assets                                                            467                            380
                                                                                       -------------                  -------------
TOTAL ASSETS                                                                             $96,891                        $95,097
                                                                                       =============                  =============



                                              LIABILITIES AND STOCKHOLDERS' EQUITY



Liabilities:
      Savings accounts                                                                    $63,213                       $61,557
      Advances from Federal Home Loan Bank                                                 16,634                        17,634
      Other borrowed money                                                                  5,251                         4,463
      Accounts payable and accrued expenses                                                   533                           472
      Accrued income taxes                                                                    167                           112
                                                                                        -------------                 -------------
                 Total liabilities                                                         85,798                        84,238
                                                                                        -------------                 -------------

Stockholders' equity
      Preferred stock - $1 par value; 2,000,000 shares
         authorized; none issued                                                              - -                           - -
      Common stock - $1 par value; 4,000,000 shares authorized;
         1,032,517 shares issued; 838,754 shares outstanding                                1,033                         1,033
      Additional paid-in capital                                                            6,584                         6,584
      Net unrealized loss on securities available for sale                                    (20)                          (29)
      Less unearned restricted stock plan award                                               (83)                         (115)
      Less unearned Employee Stock Ownership
         Plan compensation                                                                   (517)                         (558)
      Less treasury stock - at cost - 193,763 shares                                       (2,256)                       (2,256)
      Retained earnings - substantially restricted                                          6,352                         6,200
                                                                                        -------------                 -------------
                 Total stockholders' equity                                                11,093                        10,859
                                                                                        -------------                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $96,891                       $95,097
                                                                                        =============                 =============

                                    See accompanying Notes to Consolidated Financial Statements




                                          NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                               Three Months Ended June 30,
                                        (In Thousands except for per share amounts)
                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                                1997            1996
                                                                                           -------------   -------------

Interest income:
      Interest and fees on loans                                                               1,702          $1,598
      Interest on mortgage-backed and related securities                                         132             140
      Interest and dividends on investments                                                       77              64
                                                                                           -------------   -------------
         Total interest income                                                                 1,911           1,802
                                                                                           -------------   -------------

Interest expense:
      Interest on savings                                                                        717             695
      Interest on borrowings                                                                     333             277
                                                                                            -------------  -------------
         Total interest expense                                                                1,050             972
                                                                                            -------------  -------------
                 Net interest income                                                             861             830
Provision for loan losses                                                                         25               6
                                                                                            -------------  -------------

Net interest income after provision for loan losses                                              836             824
                                                                                            -------------  -------------

Other income:
      Mortgage servicing fees                                                                     22              19
      Service charges on deposits                                                                 58              58
      Gain on sale of mortgage loans                                                              16              15
      Other                                                                                       34              48
                                                                                            -------------  -------------
         Total other income                                                                      130             140
                                                                                            -------------  -------------

General and administrative expenses:
      Salaries and employee benefits                                                             310             307
      Net occupancy expense                                                                       78              67
      Data processing                                                                             32              37
      Federal insurance premiums                                                                  10              35
      Other                                                                                      131             131
                                                                                            -------------  -------------
         Total general and administrative expense                                                561             577
                                                                                            -------------  -------------

Income before income taxes                                                                       405             387

         Income taxes                                                                            153             164
                                                                                            -------------  -------------


Net income                                                                                      $252            $223
                                                                                            =============  =============

      Earnings per share                                                                       $0.33           $0.25
                                                                                            =============  =============

                               See accompanying Notes to Consolidated Financial Statements






                                           NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)
                                                 Three Months Ended June 30,
                                                       (In Thousands)
                                                                Unrealized
                                                                Gain (Loss)                 Unearned
                                                        Additional on Securities Unearned     ESOP
                                                  Common   Paid-In   Available  Restricted   Compen-   Treasury   Retained
                                                  Stock    Capital   For Sale     Stock      sation     stock     Earnings    Total
                                               ---------- --------- ----------- ---------- ----------- --------- ----------- -------


Three Months Ended June 30, 1996


Balance - March 31, 1996                          $1,033   $6,584     $(34)       $(319)      $(699)    $(561)     $5,860   $11,864

      Net income                                     - -      - -      - -          - -         - -       - -         223       223
      Adjustment of carrying value of securities available
         for sale, net of deferred taxes of $7                - -      (10)         - -         - -       - -         - -       (10)
      Amortization of unearned ESOP and restricted stock
         award                                       - -      - -      - -           70          34       - -         - -       104
      Purchase of Treasury Stock                     - -      - -      - -          - -         - -      (373)        - -      (373)
      Cash dividends - $.10 per share                - -      - -      - -          - -         - -       - -         (88)      (88)

Balance - June 30, 1996                           $1,033   $6,584     $(44)       $(249)      $(665)    $(934)     $5,995   $11,720
                                                 ======== ========    ======    ==========   ========= ========  ========  =========

Three Months Ended June 30, 1997

Balance - March 31, 1997                          $1,033   $6,584     $(29)       $(115)      $(558)   $(2,256)    $6,200   $10,859

      Net income                                     - -      - -      - -          - -         - -        - -        252       252
      Adjustment of carrying value of securities available
         for sale, net of deferred taxes of $8       - -      - -        9          - -         - -        - -        - -         9
      Amortization of unearned ESOP and restricted stock
         award                                       - -      - -      - -           32          41        - -        - -        73
      Cash dividends - $.12 per share                - -      - -      - -          - -         - -        - -       (100)     (100)
                                                  --------- -------- ---------  -----------  -------- ----------  -------- --------

Balance - June 30, 1997                           $1,033    $6,584    $(20)        $(83)      $(517)   $(2,256)    $6,352   $11,093
                                                 ========  ========   =======   =========== ========== =========  ========= ========



                                 See accompanying Notes to Consolidated Financial Statements






                                          NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                Three Months Ended June 30,
                                                       (In Thousands)
                                                                                                      Three Months Ended
                                                                                                           June 30,
                                                                                                1997                   1996
                                                                                            -------------          -------------

Cash provided by operating activities:
      Net income                                                                                $252                   $223
         Adjustments to reconcile net income to net cash
             provided by operations:
                 Depreciation                                                                     37                     24
                 Provision for loan losses                                                        25                      6
                 Deferred income taxes                                                           (28)                     0
                 Amortization of ESOP and restricted stock awards                                 73                    104
                 Proceeds from sales of mortgage loans                                           964                  1,501
                 Loans originated for sale                                                      (951)                (1,486)
                 Decrease (increase) accrued interest receivable                                  59                     12
                 Decrease (increase) prepaid expenses and other assets                           (87)                    25
                 Increase (decrease) accrued interest payable                                     21                    (19)
                 Increase (decrease) accrued income taxes payable                                 55                    136
                 Increase (decrease) other accrued liabilities                                    40                     55
                                                                                            -------------          -------------

         Net cash provided by operating activities                                               460                    581
                                                                                            -------------          -------------

Cash provided by investing activities:
      Principal collected on long-term loans                                                   7,354                  9,486
      Long-term loans originated or acquired                                                  (7,792)               (12,425)
      Purchases of mortgage-backed securities                                                    - -                 (2,766)
      Principal collected on mortgage-backed securities                                           97                    189
      Proceeds from sale of foreclosed property                                                  - -                     43
      Purchase of office properties and equipment                                                 (9)                  (240)
      Purchase of investments                                                                   (302)                  (261)
                                                                                            -------------          -------------

         Net cash (used in) investing activities                                                (652)                (5,974)
                                                                                            -------------          -------------






                                           See accompanying Notes to Consolidated Financial Statements




                                          NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Three Months Ended June 30,
                                                     (In Thousands)
                                                                                         1997                       1996
                                                                                     -------------              -------------

Cash provided by financing activities:
      Net increase (decrease) in savings accounts                                        1,656                      3,097
      Net increase (decrease) in short-term borrowings                                    (992)                       (50)
      Repayments of long-term financing                                                    180                     (1,925)
      Proceeds from long-term financing                                                    600                        220
      Purchases of treasury stock                                                          - -                        - -
      Acquisition of common stock for incentive plan                                       - -                        - -
      Dividends paid                                                                      (100)                       - -
      Net proceeds from sale of common stock                                               - -                      6,791
                                                                                     -------------              -------------

         Net cash provided by (used in) financing activities                             1,344                      8,133
                                                                                     -------------              -------------

Increase (decrease) in cash and equivalents                                              1,152                      2,740
      Cash and equivalents - beginning                                                   2,980                      2,017
                                                                                     -------------              -------------

      Cash and equivalents - ending                                                     $4,132                     $4,757
                                                                                     =============              =============




Supplemental disclosures of cash flow information:

      Loans receivable transferred to foreclosed properties
        and properties subject to foreclosure                                               $9                        $63

      Interest paid                                                                      1,029                      2,450

      Income taxes paid                                                                     98                        562








                                            See accompanying Notes to Consolidated Financial Statements



                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1997 and should be read in conjunction with the financial statements and notes which appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

Note 2.  Subsequent Events:   none

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.


Comparison of Operating Results for the Three Months Ended June 30, 1996 and June 30, 1997

Net Income

         Net income for the three months ended June 30, 1997, increased $29,000 or 13.0% to $252,000 compared to $223,000 for the three months ended June 30, 1996. The increase in net income was primarily due to an increase in net interest income of $31,000 from $830,000 for the three months ended June 30, 1996 to $861,000 for the three months ended June 30, 1997. A $25,000 reduction in federal insurance premiums from $35,000 for the three months ended June 30, 1996 to $10,000 for the three months ended June 30, 1997, was partially offset by an increase in provision for loan losses of $19,000 from $6,000 for the three months ended June 30, 1996 to $25,000 for the three months ended June 30, 1997, and a decrease in other income of $14,000 from $48,000 for the three months ended June 30, 1996 to $34,000 for the three months ended June 30, 1997.

Net Interest Income

         Net interest income increased by $31,000 from $830,000 for the three months ended June 30, 1996, to $861,000 for the three months ended June 30, 1997. The improvement in net interest income results from interest income increasing $109,000 to $1.9 million for the three months ended June 30, 1997, compared to $1.8 million for the three months ended June 30, 1996, while interest expense increased only $78,000 to $1,050,000 for the three months ended June 30, 1997, from $972,000 for the three months ended June 30, 1996.

Interest Income

         Interest income increased $109,000 or 6.1% to $1.9 million for the three months ended June 30, 1997, compared to $1.8 million for the three months ended June 30, 1996. The increase was due to the increase in the average outstanding balance of total loans to $77.4 million for the three months ended June 30, 1997, compared to $72.7 million for the three months ended June 30, 1996. The increase in total loans was the result of the general decrease in mortgage interest rates over the comparable periods which encouraged loan activity. Interest on mortgage-backed and related securities decreased $8,000 to $132,000 for the three months ended June 30, 1997, from $140,000 for the three months ended June 30, 1996, due to an decrease in the average balance of mortgage backed and related securities from $7.7 million for the three months ended June 30, 1996, to an average balance of $7.2 million for the three months ended June 30, 1997, that was the result of the principle repayments.

          Interest on investments increased $13,000 to $77,000 for the three months ended June 30, 1997, compared to $64,000 for the three months ended June 30, 1996, as a result of an increase in the average outstanding balance of interest bearing deposits in other financial institutions from $0.8 million for the three months ended June 30, l996, to $1.5 million for the three months ended June 30, 1997.

Interest Expense

         Interest expense increased $78,000 or 8.0% to $1,050,000 for the three months ended June 30, 1997, compared to $972,000 for the three months ended June 30, 1996. Interest on savings increased $22,000 or 3.2% from $695,000 for the three months ended June 30, 1996 to $717,000 for the three months ended June 30, 1997. The increase reflects an increase in the average outstanding balance of total deposits to $61.6 million for the three months ended June 30, 1997, from an average balance of $59.1 million for the three months ended June 30, 1996. Interest on borrowings increased $56,000 or 20.2% from $277,000 for the three months ended June 30, 1996, to $333,000 for the three months ended June 30, 1997. The increase reflects an increase in average outstanding advances and other borrowings from $19.0 million for the three months ended June 30, 1996 to $22.3 million for the three months ended June 30, 1997. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

         The provision for loan losses increased $19,000 to $25,000 for the three months ended June 30, 1997, compared to $6,000 for the three months ended June 30, 1996. The allowance for loan losses totaled $466,000 at June 30, 1997, compared to $435,000 at June 30, 1996, and represented .59% and .59% of gross loans and 38.3% and 62.59% of non-performing loans, respectively. The Board of Directors is currently adding $25,000 each quarter to the loan loss reserve to provide for a commercial loan discussed under Asset Quality. That policy will continue until a reasonable estimate of any loss potential can be determined. The non-performing assets to total assets ratio was 1.26% at June 30, 1997, compared to .92% at June 30, 1996.

Other Income

         Total other income decreased 7.1% or $10,000 to $130,000 for the three months ended June 30, 1997, compared to $140,000 for the three months ended June 30, 1996. Other income decreased $14,000 from $48,000 for the three months ended June 30. 1996 to $34,000 for the three months ended June 30, 1997, and reflects real estate lot sales in the bank's subsidiary of $12,000 for the three months ended June 30, 1997, compared to $20,000 for the three months ended June 30, 1996. The payment of premiums for credit life and disability insurance in the bank's subsidiary was not received until the second quarter of the current fiscal year and resulted in a $13,000 decrease to $0 for the three months ended June 30, 1997, from $13,000 for the three months ended June 30, 1996.

General and Administrative Expenses

         General and administrative expenses decreased $16,000 or 2.8% to $561,000 for the three months ended June 30, 1997, compared to $577,000 for the three months ended June 30, 1996. Salaries and employee benefits increased $3,000 from $307,000 for the three months ended June 30, 1996, to $310,000 for the three months ended June 30, 1997. The decrease reflects a $38,000 reduction in accounting for the Company's stock incentive plan that required 61.1% of the three-year cost be amortized in the first year, 27.8% in the second year, and 11.1% in the third year. The accounting for this expense began with the approval of the Company's stock incentive plan in October 1995. This decrease was offset by a $36,000 increase in salaries over the comparable periods. The increase in salaries is due to cost of living salary increases, additional personnel, and the initiation of a loan production incentive program to enhance loan officer salaries. Net occupancy expense increased $11,000 from $67,000 for the three months ended June 30, 1996, to $78,000 for the three months ended June 30, 1997, and reflects an increase in furniture and fixtures expenses associated with the remodeling and refurbishing of the New Richmond Office that was completed at the beginning of the fiscal year ended March 31, 1997. Federal insurance premiums decreased $25,000 from $35,000 for the three months ended June 30, 1996 to $10,000 for the three months ended June 30, 1997, due to the decrease in insurance premiums made possible by the FDIC Special Assessment paid in the quarter ending September 30, 1996. Data processing expenses decreased $5,000 from $37,000 for the three months ended June 30, 1996, to $32,000 for the three months ended June 30, 1997, due to cost savings achieved with the recent renewal of the data processing contract and improved technology.

Income Tax Expense

         Income tax expense decreased $11,000 or 6.7% from $164,000 for the three months ended June 30, 1996, to $153,000 for the three months ended June 30, 1997. The effective tax rate for the three months ended June 30, 1997, was 37.8% compared to 42.4% for the three months ended June 30, 1996. The decrease in income tax expense is the direct result of a decrease in the effective rate as a result of the establishment of Northwest Investments, Inc., a wholly owned subsidiary domiciled in the state of Nevada, that will act to lower the
Company's state income tax obligation. Income before taxes increased $18,000 from $387,000 for the three months ended June 30, 1996, to $405,000 for the three months ended June 30, 1997.

Financial Condition

         Total assets increased $1.8 million or 1.9% to $96.9 million at June 30, 1997, compared to $95.1 million at March 31, 1997. The increase is a result of a $404,000 or 0.52% increase in net loans receivable to $77.6 million at June 30, 1997, compared to $77.2 million at March 31, 1997. The increase in net loans receivable was the result of the expected seasonal increase of loan activity during the spring and summer months. Cash increased $1.1 million from $3.0 million at March 31, 1997, to $4.1 million at June 30, 1997, as the result of the increase in savings accounts. Securities available for sale increased $323,000 from $2.8 million at March 31, 1997, to $3.1 million at June 30, 1997, as the result of the purchase of an additional money market mutual funds. Mortgage backed and related securities decreased $97,000 from $7.4 million on March 31, 1997, to $7.3 million at June 30, 1997, as the result of principle repayments and prepayments. Savings accounts increased $1.6 million from $61.6 million at March 31, 1997, to $63.2 million at June 30, 1997. Outstanding advances from the Federal Home Loan Bank decreased $1.0 million from $17.6 million at March 31, 1997 to $16.6 million at June 30, 1997. Other borrowed increased $788,000 from $4.5 million at June 30, 1997, to $5.3 million at March 31, 1997 as the result of increase in retail reverse repurchase agreements. The increase in other borrowed money partially offset the decrease in Federal Home Loan Bank advances.

         Shareholders Equity increased $234,000 from $10.9 million at March 31, 1997, to $11.1 million at June 30, 1997, as a result of net income for the three months ended June 30, 1997, and the amortization of the common stock purchased by the employee stock ownership plan of $41,000 from ($558,000) on March 31, 1997 to ($517,000) on June 30, 1997; the amortization of the unearned restricted stock plan award of $32,000 from ($115,000) at March 31, 1997, to ($83,000) at
June 30, 1997; and a increase in the fair value of securities held for sale, net of related deferred taxes, of $9,000 from $(29,000) at March 31, 1997, to $(20,000) at June 30, 1997.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a positive 1.38% of total assets, at the latest available reporting date of March 31, 1997. A positive gap occurs when a greater dollar amount of interest-earning assets than interest-bearing liabilities are repricing or maturing during a given time period. During periods of rising interest rates, a positive interest rate sensitivity gap will tend to positively affect net interest income. During periods of falling interest rates, a positive interest rate sensitivity gap will tend to negatively affect the net interest income.

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


Management Strategy

Asset Quality

         The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between .76% and 1.26% of total assets during the last three years and were 1.26% of total assets at June 30, 1997. Cumulative gross charge-offs over the last three fiscal years totaled $132,000 and were offset by $35,000 in recoveries. The last three years cumulative gross charge-offs of commercial loans have totaled $27,000. The cumulative gross charge-offs of consumer loans totaled $86;000 and were offset by $16,000 in recoveries. The remaining $19,000 in cumulative gross charge-offs were real estate loans and were offset by $19,000 in recoveries.

         On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy. The Bank has commenced an action to avoid the discharge in bankruptcy court. The Bank is asserting the priority of its liens against other creditors in state circuit court. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at its meeting held December 10, 1996, and subsequent meetings because a reasonable estimate still cannot be determined. As soon as the Board can identify and quantify the amount of the loss if any, it will book the loss. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $541,000 plus an overdraft of $83,000 less the current amount in the loan loss reserve of $297,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $215,000.

           During the fiscal years ended March 31, 1997, 1996 and 1995, the Company recorded provisions for loan losses of $81,000, $24,000, and $17,000, respectively, to its allowance for loan losses and had net charge-offs of $53,000, $25,000, $19,000, respectively. The Company's allowance for loan losses at June 30, 1997, totaled $466,000 or 475.3% of cumulative gross charge-offs during the last three fiscal years. Management currently believes the allowance for loan losses at June 30, 1997, is at an adequate level and that future provisions for loan losses will be maintained at current levels until more information is available concerning the large commercial loan mentioned previously.

         Total loans past due 90 days or more and not accruing increased from $1.1 million at March 31, 1997, to $1.2 million at June 30, 1997. Increased balances of past due real estate and commercial loans were offset by reductions in consumer loans. Total loans past due 31-89 days decreased from $3.3 million at March 31, 1997, to $1.9 million at June 30, 1997. The decrease is primarily due to the one large single-

family loan with a balance of $798,000 that was classified in the 31-60 day category and was not classified on June 30, 1997. Allowing for that loan, total loans past due 31-89 days decreased from $2.5 million at March 31,1997, to $1.9 million at June 30, 1997. Management considers the 31-89 day category as a trend indicator and the reduction should indicate a reduction in delinquent loans in the future. The latest available peer group comparison of the average nonperforming loans and real estate owned as a percentage of total loans as prepared by America's Community Bankers was 1.87% for the Company at December 31, 1996, compared to 1.61% on a nation wide basis, 0.97% on a geographic basis, 1.38% on an asset size basis, and 1.83% on an owner type basis. Of the total past due 90 or days, $541,000 is the commercial loan discussed previously in this section. Adjusting for that loan would lower the Company's average nonperforming loans to below the peer group comparison.


Selected Financial Ratios and Other Data:                   At or For the
                                                     Three months ended June 30,
Performance Ratios                                      1997            1996
                                                        ----            ----

Return on average assets                                1.05%           1.31%
Return on average equity                                9.33%           7.69%


MANAGEMENT' S DISCUSSION(CONT.)
                                                                                Three Months Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                            1997                                1996
                                                        ----------------------------------------------------------------------------
                                                              Average     Interest    Average    Average      Interest    Average
                                                            Outstanding    Earned/     Yield/   Outstanding    Earned/     Yield/
                                                              Balance       Paid        Rate     Balance        Paid        Rate

Assets
   Interest-earning assets:
     Mortgage loans                                          $ 65,404     $ 1,420       8.68%    $ 60,988      $ 1,300      8.53%
     Commerical loans                                           4,733         101       8.54%       4,401          120     10.92%
     Consumer loans                                             7,229         181      10.02%       7,293          178      9.74%
                                                             ---------    --------               ---------     --------
       Total loans                                             77,366       1,702       8.80%      72,682        1,598      8.79%
     Mortgage-backed and related securities                     7,226         132       7.31%       7,741          140      7.25%
     Interest bearing deposits in other
       financial institutions                                   1,465          20       5.46%         804           11      5.41%
     Investment securities                                      3,066          41       5.35%       2,974           39      5.29%
     Federal Home Loan Bank stock                                 912          16       6.75%         803           14      6.72%
                                                             ---------    --------               ---------     --------
       Total interest-earning assets                           90,036     $ 1,911       8.49%      85,004      $ 1,802      8.48%
                                                                          --------                             --------
     Non-interest earning assets                                5,299                               5,020
                                                             ---------                           ---------
       Total assets                                          $ 95,335                            $ 90,024
                                                             =========                           =========

Liabilities and retained earnings:
   Deposits:
     NOW accounts                                             $ 9,059        $ 34       1.50%     $ 8,918         $ 39      1.75%
     Money market deposit accounts                              4,940          56       4.53%       2,941           35      4.76%
     Passbook                                                   5,962          32       2.15%       7,230           41      2.26%
     Certificates of deposit                                   41,640         595       5.72%      40,038          580      5.80%
                                                             ---------     -------               ---------       -------
       Total deposits                                          61,601         717       4.66%      59,127          695      4.70%
   Advances and other borrowings                               22,270         333       5.98%      19,004          277      5.83%
                                                             ---------     -------               ---------       -------
     Total interest-bearing liabilities                        83,871       1,050       5.01%      78,131          972      4.98%
                                                                           -------                               -------
   Non-interest bearing liabilities                               665                                 101
   Equity                                                      10,799                              11,792
                                                             ---------                           ---------
     Total liabilities and retained earnings                 $ 95,335                            $ 90,024
                                                             =========                           =========
   Net interest income/interest rate spread                                 $ 861       3.48%                    $ 830      3.50%
                                                                           =======     =======                   =======   =======
   Net earning assets/net interest margin                     $ 6,165                   3.83%     $ 6,873                   3.90%
                                                             =========                 =======   =========                 =======
   Average interest-earning assets to
     average interest-bearing liabilities                        1.07x                               1.09x
                                                             =========                           =========

     ________________________
     (1)  Includes non-interest bearing NOW accounts.

     (2)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

     (3)  Net interest margin represents net interest income divided by average interest-earning assets.
