Form 10QSB
period 1997-09-30
NORTHWEST EQUITY CORP
filed 1997-11-12
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                       ---------------------

                             FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended September 30, 1997
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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 838,754 at September 30, 1997.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NORTHWEST EQUITY CORP.

Dated:___11/3/97______________              By:  ___/s/Brian L. Beadle_________
                                                (Brian L. Beadle, President
                                                Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Registrant is not involved in legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant. (Materiality is defined for accounting purposes as $250,000 or more) On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy. The Bank is asserting the priority of its liens against other creditors in state circuit court. The court date has been scheduled for November, 1998. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at subsequent meetings, because a reasonable estimate depends on the probability of securing damages through the judicial process. As soon as the Board can identify and quantify the amount of the loss if any, it will book the loss. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $558,000 plus an overdraft of $83,000 less the current amount in the loan loss reserve of $309,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $219,000.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on August 12, 1997. There were 838,754 shares of common stock of the Company entitled to vote at the Annual Meeting, and 773,658 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                                                               Number of Votes
                                                                                                         For                Withheld


Nominees for Director for a Three-Year Term Expiring in 2000

                          Gerald J. Ahlin............................................................  736,329                37,329
                          Brian L. Beadle...........................................................   735,844                37,814

                                                                                                               Number of Votes
                                                                                                          For     Against  Abstained
Ratification of Keller & Yoder as independent auditors for the
                         fiscal year ending March 31, 1998..........................................    720,333     300       53,025

Item 5.  Other  Information.
         None.

Item 6.  Exhibits and Reports on Form 8-k.

         a. No reports on Form 8-K were filed during the quarter for which this report was filed.



                                         NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS
                                                    (In Thousands)

                                                                                            September 30,
                                          ASSETS                                                1997        March 31,
                                                                                                           -------------
                                                                                            (unaudited)        1997
                                                                                            -------------  -------------

Cash - including interest bearing deposits of $1,918
      at September 30, 1997 and $1,721 at March 31, 1997                                          $2,940         $2,980
Securities held-to-maturity - market value of $2,800
      at September 30, 1997                                                                        2,799            - -
Securities available-for-sale - fair value                                                           810          2,752
Mortgage backed securities - market value of $7,075 at
      September 30, 1997 and $7,308 at March 31, 1997                                              6,984          7,421
Loans held for sale - at market                                                                       93            415
Loans receivable - net                                                                            79,109         77,240
Real estate acquired in settlement of loans                                                           42            - -
Investment in Federal Home Loan Bank stock - at
      cost - which approximates fair value                                                           912            912
Premises and equipment                                                                             2,298          2,341
Accrued interest receivable                                                                          621            656
Prepaid expenses and other assets                                                                    346            380
                                                                                            -------------  -------------
TOTAL ASSETS                                                                                     $96,954        $95,097
                                                                                            =============  =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Savings accounts                                                                           $62,613        $61,557
      Advances from Federal Home Loan Bank                                                        17,223         17,634
      Other borrowed money                                                                         5,165          4,463
      Accounts payable and accrued expenses                                                          587            472
      Accrued income taxes                                                                            33            112
                                                                                            -------------  -------------
                 Total liabilities                                                                85,621         84,238
                                                                                            -------------  -------------

Stockholders' equity
      Preferred stock - $1 par value; 2,000,000 shares
         authorized; none issued                                                                     - -            - -
      Common stock - $1 par value; 4,000,000 shares authorized;
         1,032,517 shares issued; 838,754 shares outstanding                                       1,033          1,033
      Additional paid-in capital                                                                   6,584          6,584
      Net unrealized loss on securities available for sale                                           - -            (29)
      Less unearned restricted stock plan award                                                      (51)          (115)
      Less unearned Employee Stock Ownership
         Plan compensation                                                                          (476)          (558)
      Less treasury stock - at cost - 193,763 shares                                              (2,256)        (2,256)
      Retained earnings - substantially restricted                                                 6,499          6,200
                                                                                            -------------  -------------
                 Total stockholders' equity                                                       11,333         10,859
                                                                                            -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $96,954        $95,097
                                                                                            =============  =============

                              See accompanying Notes to Consolidated Financial Statements







                                          NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                       (In Thousands except for per share amounts)

                                                                  Three Months Ended             Six Months Ended
                                                                     September 30,                 September 30,
                                                                  1997           1996           1997           1996
                                                              -------------  -------------  -------------  -------------

Interest income:
      Interest and fees on loans                                    $1,725         $1,673         $3,430         $3,271
      Interest on mortgage-backed and related securities               126            142            258            282
      Interest and dividends on investments                             77             53            154            117
                                                              -------------  -------------  -------------  -------------
         Total interest income                                       1,928          1,868          3,842          3,670
                                                              -------------  -------------  -------------  -------------

Interest expense:
      Interest on savings                                              729            732          1,446          1,427
      Interest on borrowings                                           337            278            670            555
                                                              -------------  -------------  -------------  -------------
         Total interest expense                                      1,066          1,010          2,116          1,982
                                                              -------------  -------------  -------------  -------------
                 Net interest income                                   862            858          1,726          1,688
Provision for loan losses                                               25             25             50             31
                                                              -------------  -------------  -------------  -------------

Net interest income after provision for loan losses                    837            833          1,676          1,657
                                                              -------------  -------------  -------------  -------------

Other income:
      Mortgage servicing fees                                           20             19             39             38
      Service charges on deposits                                       64             54            122            112
      Gain on sale of mortgage loans                                    36             15             52             30
      Other                                                             40             53             74            101
                                                              -------------  -------------  -------------  -------------
         Total other income                                            160            141            287            281
                                                              -------------  -------------  -------------  -------------

Realized losses on available-for-sale securities                       (24)           - -            (24)           - -
                                                              -------------  -------------  -------------  -------------

General and administrative expenses:
      Salaries and employee benefits                                   306            316            616            623
      Net occupancy expense                                             85             67            163            134
      Data processing                                                   33             30             65             67
      Federal insurance premiums                                         9            383             19            418
      Other                                                            149            158            280            289
                                                              -------------  -------------  -------------  -------------
         Total general and administrative expense                      582            954          1,143          1,531
                                                              -------------  -------------  -------------  -------------

Income before income taxes                                             391             20            796            407

         Income taxes                                                  135              8            288            172
                                                              -------------  -------------  -------------  -------------


Net income                                                            $256            $12           $508           $235
                                                              =============  =============  =============  =============

      Earnings per share                                             $0.33          $0.01          $0.65          $0.27
                                                              =============  =============  =============  =============

                               See accompanying Notes to Consolidated Financial Statements





                                           NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)
                                              Six Months Ended September 30,
                                                       (In Thousands)

                                                                         Unrealized
                                                                         Gain (Loss)               Unearned
                                                                 Additional Securities Unearned    ESOP
                                                           Common  Paid-In  Available  Restricted  Compen- Treasury  Retained
                                                           Stock   Capital  For Sale   Stock       sation  Stock     Earnings  Total
                                                         ---------------------------------------------------------------------------



Six Months Ended September 30, 1996

Balance - March 31, 1996                                  $1,033   $6,584     ($34)    ($319)      ($699)   ($561)    $5,860 $11,864
                                                         ===========================================================================

      Net income                                             - -      - -      - -       - -         - -      - -        235    235
      Adjustment of carrying value of securities available
         for sale, net of deferred taxes of $5               - -      - -        7       - -         - -      - -        - -      7
      Amortization of unearned ESOP and restricted stock
         award                                               - -      - -      - -       141          69      - -        - -    210
      Purchase of Treasury Stock                             - -      - -      - -       - -         - -     (544)       - -   (544)
      Cash dividends - $.20 per share                        - -      - -      - -       - -         - -      - -       (181)  (181)

Balance - September 30, 1996                              $1,033   $6,584     ($27)    ($178)      ($630) ($1,105)    $5,914 $11,591
                                                         ===========================================================================

Six Months Ended September 30, 1997

Balance - March 31, 1997                                  $1,033   $6,584     ($29)    ($115)      ($558) ($2,256)    $6,200 $10,859
                                                         ===========================================================================

      Net income                                             - -      - -      - -       - -         - -      - -        508    508
      Adjustment of carrying value of securities available
         for sale, net of deferred taxes of $20              - -      - -       29       - -         - -      - -        - -     29
      Amortization of unearned ESOP and restricted stock
         award                                               - -      - -      - -        64          82      - -        - -    146
      Cash dividends - $.25 per share                        - -      - -      - -       - -         - -      - -       (209)  (209)
                                                         ---------------------------------------------------------------------------

Balance - September 30, 1997                              $1,033   $6,584    $ - -      ($51)      ($476) ($2,256)    $6,499 $11,333
                                                         ===========================================================================


                                                            See accompanying Notes to Consolidated Financial Statements





                                          NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                     (In Thousands)

                                                                                                 Six Months Ended
                                                                                                   September 30,
                                                                                                1997           1996
                                                                                            -------------  -------------

Cash provided by operating activities:
      Net income                                                                                    $508           $235
         Adjustments to reconcile net income to net cash
             provided by operations:
                 Depreciation                                                                         74             48
                 Provision for loan losses                                                            50             31
                 Deferred income taxes                                                               (20)           - -
                 Amortization of ESOP and restricted stock awards                                    146            210
                 Proceeds from sales of mortgage loans                                             2,438          3,279
                 Loans originated for sale                                                        (2,064)        (3,004)
                 Decrease (increase) accrued interest receivable                                      35            (39)
                 Decrease (increase) prepaid expenses and other assets                                34            (53)
                 Increase (decrease) accrued interest payable                                         76            (69)
                 Decrease accrued income taxes payable                                               (79)           (15)
                 Increase other accrued liabilities                                                   39            510
                                                                                            -------------  -------------

         Net cash provided by operating activities                                                 1,237          1,133
                                                                                            -------------  -------------

Cash provided by investing activities:
      Principal collected on long-term loans                                                      15,017         15,220
      Long-term loans originated or acquired                                                     (16,978)       (21,943)
      Purchases of mortgage-backed securities                                                        - -         (2,766)
      Principal collected on mortgage-backed securities                                              437            364
      Proceeds from sale of foreclosed property                                                      - -             44
      Purchase of office properties and equipment                                                    (31)          (269)
      Proceeds from maturity of investment securities                                              2,528             96
      Purchase of investments                                                                     (3,388)           - -
                                                                                            -------------  -------------

         Net cash (used in) investing activities                                                  (2,415)        (9,254)
                                                                                            -------------  -------------






                               See accompanying Notes to Consolidated Financial Statements



                                          NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)

                                                                                                     Six Months Ended
                                                                                                       September 30,
                                                                                                   1997           1996
                                                                                               -------------  -------------

Cash provided by financing activities:
      Net increase in savings accounts                                                             1,056          5,242
      Net increase in short-term borrowings                                                        5,053            393
      Repayments of long-term financing                                                           (6,728)          (411)
      Proceeds from long-term financing                                                            1,966          3,769
      Purchases of treasury stock                                                                    - -           (544)
      Dividends paid                                                                                (209)          (181)
                                                                                               -------------   -------------

         Net cash provided by financing activities                                                 1,138          8,268
                                                                                               -------------   -------------

Increase (decrease) in cash and equivalents                                                          (40)           147
      Cash and equivalents - beginning                                                             2,980          3,412
                                                                                               -------------   -------------

      Cash and equivalents - ending                                                               $2,940         $3,559
                                                                                               =============   =============




Supplemental disclosures of cash flow information:

      Loans receivable transferred to foreclosed properties
         and properties subject to foreclosure                                                       $42            $63

      Interest paid                                                                                2,040          2,450

      Income taxes paid                                                                              367            562








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

Note 2.  Subsequent Events:   none

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS OF
                            NORTHWEST EQUITY CORP.

Comparison of Operating Results for the Three Months Ended September 30, 1996 and September 30, 1997

Net Income

Net income for the three months ended September 30, 1997, increased $244,000 or 2,033% to $256,000 compared to $12,000 for the three months ended September 30, 1996. The increase in net income was primarily due to the one time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment that occurred during the three months ended September 30, 1996. The charge stemmed from legislation that recapitalized the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) were reduced. As a result, federal insurance premiums decreased $374,000 to $9,000 for the three months ended September 30, 1997, from $383,000 for the three months ended September 30, 1996. Salaries and employee benefits decreased $10,000 from $316,000 for the three months ended September 30, 1996, to $306,000 for the three months ended September 30, 1997. The decrease reflects a reduction in expense from accounting for the Company's stock incentive plan that required under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year, 27.8% in the second year, and 11.1% in the third year. The accounting for this expense began with the approval of the Company's stock incentive plan in October 1995; and the expense taken for the three months ended September 30, 1996 was at the 61.1% amount, whereas the expense taken for the three months ended September 30, 1997 was at the 27.8% amount. The decrease was offset by normal cost of living wage increases and the cost of additional employees. Net interest income increased $4,000 from $858,000 for the three months ended September 30, 1996, to $862,000 for the three months ended September 30, 1997. Total other income increased $19,000 from $141,000 for the three months ended September 30, 1996, to $160,000 for the three months ended September 30, 1997

Net Interest Income

Net interest income increased by $4,000 from $858,000 for the three months ended September 30, 1996, to $862,000 for the three months ended September 30, 1997. The increase is a result interest income that increased $60,000 to $1.93 million for the three months ended September 30, 1997, compared to $1.87 million for the three months ended September 30, 1996, while interest expense increased only $56,000 to $1.07 million for the three months ended September 30, 1997, from $1.01 million for the three months ended September 30, 1996. The average outstanding balance of total interest-earning assets increased $3.7 million from $87.4 million for the three months ended September 30, 1996, to $91.2 million for the three months ended September 30, 1997. The average outstanding balance of total interest-earning liabilities increased $4.4 million from $80.3 million for the three months ended September 30, 1996, to $84.7 million for the three months ended September 30, 1997. The increase in net interest income expected from the interest rate spread and the increase in interest-earnings assets was offset by the larger increase in interest-earning liabilities. In addition, interest earned on commercial loans decreased $29,000 from $106,000 for the three months ended September 30, 1996, to $77,000 for the three months ended September 30, 1997. (See discussion under "Provision for loan losses")

Interest Income

Interest income increased $60,000 or 3.2% to $1.93 million for the three months ended September 30, 1997, compared to $1.87 million for the three months ended September 30, 1996. Interest and fees on loans increased $52,000 to $1.73 million for the three months ended September 30, 1997, compared to $1.67 million for the three months ended September 30, 1996. This increase was due to the increase in the average outstanding balance of total loans to $78.8 million for the three months ended September 30, 1997, compared to $75.8 million for the three months ended September 30, 1996. Interest on mortgage-backed and related securities decreased $16,000 to $126,000 for the three months ended September 30, 1997, from $142,000 for the three months ended September 30, 1996. This decrease was due to a decrease in the average outstanding balance of mortgage backed and related securities of $689,000 from $7.8 million for the three months ended September 30, 1996, to an average outstanding balance of $7.2 million for the three months ended September 30, 1997. Interest on investments increased $24,000 to $77,000 for the three months ended September 30, 1997, compared to $53,000 for the three months ended September 30, 1996. The increase was due to an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, investment securities, and Federal Home Loan Bank ("FHLB") stock of $1.40 million from $3.78 million for the three months ended September 30, 1996, to $5.19 million for the three months ended September 30, 1997 The higher average outstanding balances of interest-bearing deposits is partially due to the establishment of a Nevada investment subsidiary on May 30, 1997. Increased advances from the FHLB require corresponding increases in the amount of FHLB stock required.

Interest Expense

Interest expense increased $56,000 or 5.5% to $1.07 million for the three months ended September 30, 1997, compared to $1.01 million for the three months ended September 30, 1996. Interest on savings decreased $3,000 or 0.4% from $732,000 for the three months ended September 30, 1996, to $729,000 for the three months ended September 30, 1997. The decrease is a result of a general decline in market interest rates over the two comparable periods which lowered the average yield of total deposits to 4.67% for the three months ended September 30, 1997, from an average yield of 4.84% for the three months ended September 30, 1996. This decrease in interest on savings was offset by an increase in interest on borrowings of $59,000 or 63.5% from $278,000 for the three months ended September 30, 1996, to $337,000 for the three months ended September 30, 1997. The increase reflects an increase in the average outstanding balance of advances and other borrowings from $19.9 million for the three months ended September 30, 1996, to $22.2 million for the three months ended September 30, 1997. The increase in advances and other borrowings was used to partially fund the increase in assets between the periods.

Provision for Loan Losses

The provision for loan losses remained at $25,000 for the three months ended September 30, 1997, and the three months ended September 30, 1996. That amount reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1997, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish an increased quarterly loss allowance of $25,000 until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $470,000 at September 30, 1997, compared to $447,000 at September 30, 1996, and represented 0.56% and 0.58% of gross loans and 33.2% and 46.0% of non-performing loans, respectively. When compared to the allowance for loan losses calculation that is based on a three year actual loss average, the Board of Directors believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was 1.43% at September 30, 1997, compared to 1.20% at September 30, 1996.

Other Income

Total other income increased 13.5% or $19,000 to $160,000 for the three months ended September 30, 1997, compared to $141,000 for the three months ended September 30, 1996. The increase results from a $21,000 increase in gain on sale of mortgage loans to $36,000 for the three months ended September 30, 1997, compared to $15,000 for the three months ended September 30, 1996. The increase results form the general decline of interest rates over the two comparable periods which enhances the bank's ability to generate gains on sale of mortgage loans. Service charges on deposits increased $10,000 to $64,000 for the three months ended September 30, 1997, compared, to $54,000 for the three months ended September 30,

1996. The increase is a result of an increase in average outstanding balance of NOW accounts from $9.16 million for the three months ended September 30, 1996, to $9.58 million for the three months ended September 30, 1997. These increases were offset by an decrease of $13,000 in other income from $53,000 for the three months ended September 30, 1996, to $40,000 for the three months ended September 30, 1997, and reflects a decrease of $29,000 in real estate lot sales in the bank's subsidiary to $0 for the three months ended September 30, 1997, compared to $29,000 for the three months ended September 30, 1996. The decrease reflects a general decrease of real estate activity in the bank's market area over the comparable periods.

General and Administrative Expenses

General and administrative expenses decreased $372,000 or 39.0% to $582,000 for the three months ended September 30, 1997, compared to $954,000 for the three months ended September 30, 1996. The decrease is due to the one time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment that occurred during the three months ended September 30, 1996. The charge stemmed from legislation that recapitalized the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) were reduced. Federal insurance premiums decreased $374,000 or 97.7% from $383,000 for the three months ended September 30 1996, to $9,000 for the three months ended September 30, 1997. Salaries and employee benefits decreased $10,000 from $316,000 for the three months ended September 30, 1996, to $306,000 for the three months ended September 30, 1997. The decrease reflects a reduction in expense from accounting for the Company's stock incentive plan that required under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year, 27.8% in the second year, and 11.1% in the third year. The accounting for this expense began with the approval of the Company's stock incentive plan in October 1995; and the expense taken for the three months ended September 30, 1996 was at the 61.1% amount, whereas the expense taken for the three months ended September 30, 1997 was at the 27.8% amount. The decrease was offset by normal cost of living wage increases and the cost of additional employees. Net occupancy expense increased $18,000 from $67,000 for the three months ended September 30, 1996, to $85,000 for the three months ended September 30, 1997, and reflects the completion of an addition and remodeling project to the New Richmond office location. Other expenses decreased $9,000 from $158,000 for the three months ended September 30, 1996, to $149,000 for the three months ended September 30, 1997

Income Tax Expense

Income tax expense increased $127,000 or 1513% from $8,000 for the three months ended September 30, 1996, to $135,000 for the three months ended September 30, 1997. The increase in income tax expense is the direct result of the increase in income before taxes of $371,000 from $20,000 for the three months ended September 30, 1996, to $391,000 for the three months ended September 30, 1997. The effective tax rate for the three months ended September 30, 1997, was 34.3% compared to 40.0% for the three months ended September 30, 1996. The reduction of the effective tax rate reflects the establishment of a Nevada investment subsidiary on May 30, 1997, which effectively eliminates the state tax obligation of the company since that date.

Comparison of Operating Results for the Six Months Ended September 30, 1996 and September 30, 1997

Net Income

Net income for the six months ended September 30, 1997, increased $273,000 or 116% to $508,000 compared to $235,000 for the six months ended September 30, 1996. The increase in net income was primarily due to the one time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment that occurred during the six months ended September 30, 1996. The charge stemmed from legislation that recapitalized the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) were reduced. As a result, federal insurance premiums decreased $399,000 to $19,000 for the six months ended September 30, 1997, from $418,000 for the six months ended September 30, 1996 Salaries and employee benefits decreased $7,000 from $623,000 for the six months ended September 30, 1996, to $616,000 for the six months ended September 30, 1997 . The decrease reflects a reduction in expense from accounting for the Company's stock incentive plan that required under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year, 27.8% in the second year, and 11.1% in the third year. The accounting for this expense began with the approval of the Company's stock incentive plan in October 1995; and the expense taken for the six months ended September 30, 1996 was at the 61.1% amount, whereas the expense taken for the six months ended September 30, 1997 was at the 27.8% amount. The decrease was offset by normal cost of living wage increases and the cost of additional employees. Net interest income increased $38,000 from $1.69 million for the six months ended September 30, 1996, to $1.73 million for the six months ended September 30, 1997. Provision for loan losses increased $19,000 from $31,000 for the six months ended September 30, 1996, to $50,000 for the six months ended September 30, 1997

Net Interest Income

Net interest income increased by $38,000 from $1.69 million for the six months ended September 30, 1996, to $1.72 million for the six months ended September 30, 1997. Interest income increased $172,000 to $3.84 million for the six months ended September 30, 1997, compared to $3.67 million for the six months ended September 30, 1996, while interest expense increased only $134,000 to $2.12 million for the six months ended September 30, 1997, from $1.98 million for the six months ended September 30, 1996. The improvement in net interest income primarily reflects an increase in the average outstanding balance of interest-earning assets of $4.5 million to $90.6 million for the six months ended September 30, 1997, compared to $86.1 million for the six months ended September 30, 1996. Total interest-bearing liabilities increased only $3.9 million from $80.4 million for the six months ended September 30, 1996 to $84.3 million for the six months ended September 30, 1997.

Interest Income

Interest income increased $172,000 or 46.9% to $3.84 million for the six months ended September 30, 1997, compared to $3.67 million for the six months ended September 30, 1996. Of the increase, $59,000 was due to an increase in interest and fees on loans to $3.43 million for the six months ended September 30, 1997, compared to $3.27 million for the six months ended September 30, 1996. This increase was due to the increase in the average outstanding balance of total loans to $78.1 million for the six months ended September 30, 1997, compared to $74.1 million for the six months ended September 30, 1996. The increase was partially offset by a decrease of $24,000 in interest on mortgage-backed and related securities to $258,000 for the six months ended September 30, 1997, from $282,000 for the six months ended September 30, 1996. This decrease was due to an decrease in the average outstanding balance of mortgage backed and related securities from $7.8 million for the six months ended September 30, 1996, to an average balance of $7.2million for the six months ended September 30, 1997. The decrease was the result of principle payments on the securities throughout the period. Interest on investments increased $37,000 to $154,000 for the six months ended September 30, 1997, compared to $117,000 for the six months ended September 30, 1996, as a result of an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, securities held for sale, and Federal Home Loan Bank stock from $4.2 million for the six months ended September 30, l997, to $4.3 million for the six months ended September 30, 1996.

Interest Expense

Interest expense increased $134,000 or 6.8% to $2.12 million for the six months ended September 30, 1997, compared to $1.98 million for the six months ended September 30, 1996. Interest on savings increased $19,000 or 1.3% from $1.43 million for the six months ended September 30, 1996, to $1.45 million for the six months ended September 30, 1997. The increase reflects an increase in the average outstanding balance of total deposits to $62.0 million for the six months ended September 30, 1997, from an average balance of $61.0 million for the six months ended September 30, 1996, that was offset by a decrease in the average interest rate paid from 4.68% for the six months ended September 30, 1996, to4.66% for the six months ended September 30, 1997. Interest on borrowings increased $115,000 or 20.7% from $555,000 for the six months ended September 30, 1996, to $670,000 for the six months ended September 30, 1997. The increase reflects an increase in average outstanding balance of advances and other borrowings from $19.4 million for the six months ended September 30, 1996, to $22.3 million for the six months ended September 30, 1997. The average yield paid on advances and other borrowings increased from 5.71% for the six months ended September 30, 1996, to 6.01% for the six months ended September 30, 1997. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

The provision for loan losses increased $19,000 to $50,000 for the six months ended September 30, 1997, compared to $31,000 for the six months ended September 30, 1996. The increase reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish an increased quarterly loss allowance until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $470,000 at September 30, 1997, compared to $447,000 at September 30, 1996, and represented 0.56% and 0.58% of gross loans and 33.2% and 46.0% of non-performing loans, respectively. When compared to the allowance for loan losses calculation that is based on a three year actual loss average, the Board of Directors believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was 1.43% at September 30, 1997, compared to 1.20% at September 30, 1996. The increase is due to the designation of one commercial loan with a balance of $279,000 as non-performing due to bankruptcy proceedings.

Other Income

Total other income increased $6,000 or 3.2% to $287,000 for the six months ended September 30, 1997, compared to $281,000 for the six months ended September 30, 1996. Other income decreased $27,000 from $101,000 for the six months ended September 30, 1996 to $74,000 for the six months ended September 30, 1996, and reflects a decrease of $35,000 in real estate lot sales in the bank's subsidiary to $14,000 for the six months ended September 30, 1997, compared to $49,000 for the six months ended September 30, 1996. The decrease reflects a general decrease of real estate activity in the bank's market area over the comparable periods. The decrease was offset by a $22,000 increase in gain on sale of mortgage loans to $52,000 for the six months ended September 30, 1997 compared, to $30,000 for the six months ended September 30, 1996. The increase results form the general decline of interest rates over the two comparable periods which enhances the bank's ability to generate gains on sale of mortgage loans. Service charges on deposits also increased by $10,000 to $122,000 for the six months ended September 30, 1997, compared to $122,000 for the six months ended September 30, 1996 and reflects an increase in the average outstanding balances of NOW accounts from $9.0 million for the six months ended September 30, 1996 to $9.3 million for the six months ended September 30, 1997.

General and Administrative Expenses

General and administrative expenses decreased $388,000 or % to $1.14 million for the six months ended September 30, 1997, compared to $1.53 million for the six months ended September 30, 1996. The decrease is due to the one time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment that occurred during the six months ended September 30, 1996. The charge stemmed from legislation that recapitalized the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) were reduced. Federal insurance premiums decreased $399,000 or 95.5% from $418,000 for the six months ended September 30, 1996, to $19,000 for the six months ended September 30, 1997. Salaries and employee benefits decreased $7,000 from $623,000 for the six months ended September 30, 1996, to $616,000 for the six months ended September 30, 1997 . The decrease reflects a reduction in expense from accounting for the Company's stock incentive plan that required under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year, 27.8% in the second year, and 11.1% in the third year. The accounting for this expense began with the approval of the Company's stock incentive plan in October 1995; and the expense taken for the six months ended September 30, 1996 was at the 61.1% amount, whereas the expense taken for the six months ended September 30, 1997 was at the 27.8% amount. The decrease was offset by normal cost of living wage increases and the cost of additional employees. Net occupancy expense increased $29,000 from $134,000 for the six months ended September 30, 1996, to $163,000 for the six months ended September 30, 1997, and reflects the completion of an addition to and remodeling of the New Richmond office location.. Other expenses decreased $9,000 from $289,000 for the six months ended September 30, 1996, to $280,000 for the six months ended September 30, 1997.

Income Tax Expense

Income tax expense increased $116,000 or 67.4% from $172,000 for the six months ended September 30, 1996, to $288,000 for the six months ended September 30, 1997. The increase in income tax expense is the direct result of a increase in income before taxes of $389,000 from $407,000 for the six months ended September 30, 1996, to $796,000 for the six months ended September 30, 1997. The effective tax rate for the six months ended September 30, 1997, was 36.2% compared to 42.3% for the six months ended September 30, 1996. The reduction of the effective tax rate reflects the establishment of a Nevada investment subsidiary on May 30, 1997, which effectively eliminates the state tax obligation of the company since that date.


Financial Condition

         Total assets increased $1.9 million or 2.0% to $97.0 million at September 30, 1997, compared to $95.1 million at March 31, 1997. The increase is a result of a $1.9 million or 2.5% increase in net loans receivable to $79.1 million at September 30, 1997, compared to $77.2 million at March 31, 1997. The increase in net loans receivable was the result of the expected seasonal increase of loan activity during the spring and summer months. Cash remained virtually unchanged, decreasing $40,000 from $2.98 million at March 31, 1997, to $2.94 million at September 30, 1997. Securities available for sale decreased $2.0 million from $2.8 million at March 31, 1997, to $.8 million at September 30, 1997, as the result of the sale of the "securities available for sale" and the repurchase of additional securities that were classified "held to maturity". Mortgage backed and related securities decreased $437,000 from $7.42 million on March 31, 1997, to $6.98 million at September 30, 1997, as the result of principle repayments and prepayments on the securities. Savings accounts increased $1.0 million or 1.6% from $61.6 million at March 31, 1997, to $62.6 million at September 30, 1997. Outstanding advances from the Federal Home Loan Bank decreased $411,000 from $17.6 million at March 31, 1997 to $17.2 million at September 30, 1997. Other borrowed money increased $702,000 from $4.5 million at March 31, 1997, to $5.2 million at September 30, 1997, as the result of increase in retail reverse repurchase agreements. The increase in other borrowed money partially offset the decrease in Federal Home Loan Bank advances.

         Shareholders Equity increased $474,000 from $10.9 million at March 31, 1997, to $11.3 million at September 30, 1997, as a result of net income for the six months ended September 30, 1997, and the amortization of the common stock purchased by the employee stock ownership plan of $82,000 from ($558,000) on March 31, 1997 to ($476,000) on September 30, 1997; the amortization of the unearned restricted stock plan award of $64,000 from ($115,000) at March 31, 1997, to ($51,000) at September 30, 1997.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 12.4% of total assets, at September 30, 1997. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

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


Management Strategy

Asset Quality

         The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between .76% and 1.43% of total assets during the last three years and were 1.43% of total assets at September 30, 1997. Cumulative gross charge-offs over the last three fiscal years totaled $132,000 and were offset by $35,000 in recoveries. The last three fiscal years cumulative gross charge-offs of commercial loans have totaled $27,000. The cumulative gross charge-offs of consumer loans totaled $86;000 and were offset by $16,000 in recoveries. The remaining $19,000 in cumulative gross charge-offs were real estate loans and were offset by $19,000 in recoveries.

         On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy. The Bank is asserting the priority of its liens against other creditors in state circuit court. A trial date has been scheduled for November, 1998. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at its meeting held December 10, 1996, and subsequent meetings because a reasonable estimate depends on the probability of securing damages through the judicial process. As soon as the Board can identify and quantify the amount of the loss if any, it will book the loss. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $558,000 plus an overdraft of $83,000 less the current amount in the loan loss reserve of $309,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $219,000.

         During the fiscal years ended March 31, 1997, 1996 and 1995, the Company recorded provisions for loan losses of $81,000, $24,000, and $17,000, respectively, to its allowance for loan losses and had net charge-offs of $53,000, $25,000, $19,000, respectively. The Company's allowance for loan losses at September 30, 1997, totaled $470,000 or 356% of cumulative gross charge-offs during the last three fiscal years. Management currently believes the allowance for loan losses at September 30, 1997, is at an adequate level and that future provisions for loan losses will be maintained at current levels until more information is available concerning the large commercial loan mentioned previously.

         Total loans past due 90 days or more and not accruing remained at $1.1 million at September 30, 1997, and at March 3l, 1997. Increased balances of past due commercial loans were offset by reductions in past due real estate and consumer loans. Total loans past due 31-89 days decreased from $3.3 million at March 31, 1997, to $2.5 million at September 30, 1997. Management considers the 31-89 day category as a trend indicator and the reduction should indicate a reduction in delinquent loans in the future. The latest available peer group comparison of nonperforming loans and real estate owned as a percentage of total loans and real estate owned as prepared by America's Community Bankers was 1.37% for the Company at March 31, 1997, compared to 1.51% on a nation wide basis, 0.91% on a geographic basis, 1.28% on an asset size basis, and 1.75% on an owner type basis. Of the total past due 90 or days, $558,000 is the commercial loan discussed previously in this section. Adjusting for that loan would lower the Company's average nonperforming loans to below the peer group comparison.


Selected Financial Ratios and Other Data:        At or For the

                               Three months ended             Six months ended
                                  September 30,                  September 30,

Performance Ratios              1997        1996               1997        1996

Return on average assets        1.06%       0.05%             1.06%        0.51%
Return on average equity        9.22%       0.41%             9.27%        4.01%

Average Balance Sheet


                                        Three Months Ended September 30,                   Six Months Ended September 30,
                                         1997                     1996                    1997                      1996
                              Average                   Average                  Average                   Average
                                Out-  Interest Average   Out-   Interest Average   Out-  Interest  Average   Out-   Interest Average
                              standing Earned/  Yield/ standing  Earned/  Yield/ standing Earned/  Yield/  standing  Earned/  Yield/
                               Balance    Paid    Rate  Balance   Paid     Rate   Balance  Paid     Rate    Balance   Paid     Rate
                                                                  (Dollars in thousands)

Assets
 Interest-earning assets:
  Mortgage loans...............$66,565 $1,460    8.78%  $63,451  $1,380    8.70% $65,985  $2,884    8.74%   $62,140   $2,680   8.63%
  Commercial loans...............4,692     77    6.55%    4,403     106    9.63%   4,713     178    7.56%     4,467      226  10.12%
  Consumer loans.................7,566    188    9.92%    7,956     187    9.40%    7,39     368    9.96%     7,449      365   9.80%
                                       -------- ------- -------- -------- -------         -------- -------  --------- ------- ------
  Total loans.................. 78,823  1,725    8.75%   75,810   1,673    8.83%  78,095   3,430    8.79%    74,056    3,271   8.83%
 Mortgage-backed securities..... 7,155    126    7.02%    7,844     142    7.24%   7,191     258    7.16%     7,793      282   7.24%
 Interest-bearing deposits
  in other fincancial
  institutions..................   848     12    5.53%      321       4    5.11%   1,157      32    5.51%       586       15   5.11%
 Investment securities.......... 3,427     48    5.60%    2,923      40    5.41%   3,247      89    5.46%     2,979       79   5.34%
 Federal Home Loan Bank stock...   912     17    6.75%      533       9    6.75%     912      33    6.75%       670       23   6.73%
                                ------- ------- -------  -------- -------  ------  ------  -------  ------   --------  ------- -----
  Total interest-earning assets.91,165  1,928    8.46%   87,431    1,868   8.55%  90,600   3,842    8.48%    86,084    3,670   8.53%
 Non-interest earning asset...   5,149                    6,219                    5,224                      5,782
                                -------                 --------                 --------                   --------
  Total assets................ $96,314                  $93,650                  $95,824                    $91,866
                               --------                 --------                 --------                   --------
                               --------                 --------                 --------                   --------
Liabilities and Stockholders' Equity
 Deposits:
  NOW accounts................. $9,582    $36    1.48%   $9,155     $40    1.73%  $9,321     $70    1.50%    $9,037      $78   1.73%
  Money market deposit accounts..5,514     64    4.61%    3,781      46    4.81%   5,227     120    4.58%     3,361       80   4.75%
  Passbook....................   6,114     33    2.18%    6,729      38    2.28%   6,038      65    2.15%     6,980       79   2.26%
  Certificate of deposit....... 41,280    596    5.78%   40,746     608    5.97%  41,460   1,191    5.75%    41,597    1,190   5.72%
                               --------  -----  ------- --------   -----  ------- ------- -------  -------  --------  ------- ------
   Total deposits.............. 62,490    729    4.66%   60,411     732    4.84%  62,046   1,446    4.66%    60,975    1,427   4.68%
 Advances and other borrowings..22,241    337    6.00%   19,885     278    5.59%  22,256     670    6.01%    19,444      555   5.71%
                               --------  -----  ------  --------   -----   ------ ------- -------  -------  --------  ------- ------
  Total interest-bearing
   liabilities................. 84,731  1,066    5.03%   80,296   1,010    5.03%  84,301   2,116    5.02%    80,419    1,982   4.93%
 Non-interest bearing
   liabilities(1)..............    484                    1,699                      575                        695
 Stockholders' equity.......... 11,099                   11,655                   10,949                     11,724
                               --------                 --------                 --------                   --------
  Total liabilities and
   stockholders' equity......  $96,314                  $93,650                  $95,824                    $91,866
                               --------                 --------                 --------                   --------
                               --------                 --------                 --------                   --------
  Net interest income/
  interest rate spread(2)                $862    3.43%             $858    3.52%          $1,726    3.46%             $1,688   3.60%
                                        ------  ------            ------  ------          -------  ------             -------  -----
                                        ------  ------            ------  ------          -------  ------             -------  -----
Net earning assets/
  net interest margin.........  $6,434           3.78%   $7,135            3.93%  $6,299            3.81%    $5,665            3.92%
                               --------         ------  --------          ------ --------          ------   --------           -----
                               --------         ------  --------          ------ --------          ------   --------           -----
Average interest-earning assets
  to average interest-bearing
  liabilities.................    1.08                     1.09                     1.07                       1.07
                               --------                 --------                 --------                   --------
                               --------                 --------                 --------                   --------
  -----
(1)Includes non-interest bearing checking accounts.
(2)Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average interest-earning assets.
