Form 10QSB
period 1997-12-31
NORTHWEST EQUITY CORP
filed 1998-02-10
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1997
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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 838,754 at December 31, 1997.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTHWEST EQUITY CORP.


Dated:___02/03/98______________        By:      _/s/Brian L. Beadle____
                                       (Brian L. Beadle, President
                                        Principal Executive Officer and
                                        Principal Financial and
                                        Accounting Officer)

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Registrant is not involved in legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant. (Materiality is defined for accounting purposes as $250,000 or more) On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy. The Bank is asserting the priority of its liens against other creditors in state circuit court. The court date has been scheduled for November, 1998. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at subsequent meetings, because a reasonable estimate depends on the probability of securing damages through the judicial process. As soon as the Board can identify and quantify the amount of the loss if any, it will book the loss. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $580,000 plus an overdraft of $83,000 less the current amount in the loan loss reserve of $347,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $209,000.

Item 2.  Changes in Securities.  None

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.   None

Item 5.  Other  Information.  None

Item 6.  Exhibits and Reports on Form 8-k.

         a. No reports on Form 8-K were filed during the quarter for which this report was filed.


                             NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                         (In Thousands)
                                                                         December 31,
                                 ASSETS                                    1997       March 31,
                                                                                      ---------
                                                                         (unaudited)    1997
                                                                         ----------   ---------

Cash - including interest bearing deposits of $2,657
     at December 31, 1997 and $1,721 at March 31, 1997                      $4,051      $2,980
Securities held-to-maturity - market value of $2,803
     at December 31, 1997                                                    2,799         - -
Securities available-for-sale - fair value                                     346       2,752
Mortgage backed securities - market value of $6,823 at
     December 31, 1997 and $7,308 at March 31, 1997                          6,691       7,421
Loans held for sale - at market                                                246         415
Loans receivable - net                                                      80,723      77,240
Real estate acquired in settlement of loans                                    157         - -
Investment in Federal Home Loan Bank stock - at
     cost - which approximates fair value                                    1,026         912
Premises and equipment                                                       2,277       2,341
Accrued interest receivable                                                    636         656
Prepaid expenses and other assets                                              606         380
                                                                         ----------   ---------
TOTAL ASSETS                                                               $99,558     $95,097
                                                                         ==========   ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Savings accounts                                                      $62,969     $61,557
     Advances from Federal Home Loan Bank                                   19,223      17,634
     Other borrowed money                                                    5,142       4,463
     Accounts payable and accrued expenses                                     588         472
     Accrued income taxes                                                       80         112
                                                                         ----------  ----------
             Total liabilities                                              88,002      84,238
                                                                         ----------  ----------

Stockholders' equity
     Preferred stock - $1 par value; 2,000,000 shares
        authorized; none issued                                                - -         - -
     Common stock - $1 par value; 4,000,000 shares authorized;
        1,032,517 shares issued; 838,754 shares outstanding                  1,033       1,033
     Additional paid-in capital                                              6,584       6,584
     Net unrealized loss on securities available for sale                      - -         (29)
     Less unearned restricted stock plan award                                 (38)       (115)
     Less unearned Employee Stock Ownership
        Plan compensation                                                     (433)       (558)
     Less treasury stock - at cost - 193,763 shares                         (2,256)     (2,256)
     Retained earnings - substantially restricted                            6,666       6,200
                                                                         ----------  ----------
             Total stockholders' equity                                     11,556      10,859
                                                                         ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $99,558     $95,097
                                                                         ==========  ==========

                  See accompanying Notes to Consolidated Financial Statements





                             NORTHWEST EQUITY CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                          (In Thousands except for per share amounts)

                                                       Three Months Ended       Nine Months Ended
                                                          December 31,            December 31,
                                                        1997        1996        1997        1996
                                                       ----------  ----------  ----------  ----------
Interest income:
     Interest and fees on loans                          $1,771      $1,708      $5,201      $4,979
     Interest on mortgage-backed and related securities     121         139         379         421
     Interest and dividends on investments                   67          56         221         173
                                                         ------  ----------  ----------  ----------
        Total interest income                             1,959       1,903       5,801       5,573
                                                         ------  ----------  ----------  ----------

Interest expense:
     Interest on savings                                    733         738       2,179       2,165
     Interest on borrowings                                 342         314       1,012         869
                                                         ------  ----------  ----------  ----------
        Total interest expense                            1,075       1,052       3,191       3,034
                                                         ------  ----------  ----------  ----------
             Net interest income                            884         851       2,610       2,539
Provision for loan losses                                    25          25          75          56
                                                         ------  ----------  ----------  ----------

Net interest income after provision for loan losses         859         826       2,535       2,483
                                                         ------  ----------  ----------  ----------

Other income:
     Mortgage servicing fees                                 18          20          57          58
     Service charges on deposits                             75          59         197         171
     Gain on sale of mortgage loans                          24          18          76          48
     Other                                                   18          49          92         150
                                                         ------  ----------  ----------  ----------
        Total other income                                  135         146         422         427
                                                         ------  ----------  ----------  ----------

Realized losses on available-for-sale securities           - -         - -          (24)       - -
                                                         ------  ----------  ----------  ----------

General and administrative expenses:
     Salaries and employee benefits                         285         278         901         901
     Net occupancy expense                                   87         107         250         241
     Data processing                                         34          31          99          98
     Federal insurance premiums                              10         - -          29         418
     Other                                                  144         131         424         420
                                                         ------  ----------  ----------  ----------
        Total general and administrative expense            560         547       1,703       2,078
                                                         ------  ----------  ----------  ----------

Income before income taxes                                  434         425       1,230         832

        Income taxes                                        149         177         437         349
                                                         ------  ----------  ----------  ----------


Net income                                                 $285        $248        $793        $483
                                                         ======  ==========  ==========  ==========

     Earnings per share                                   $0.37       $0.29       $1.02       $0.55
                                                         ======  ==========  ==========  ==========

                  See accompanying Notes to Consolidated Financial Statements






                                             NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (UNAUDITED)
                                                Nine Months Ended December 31,
                                                        (In Thousands)
                                                                          Unrealized
                                                                          Gain (Loss)              Unearned
                                                             Additional  on Securities  Unearned     ESOP
                                                      Common   Paid-In     Available    Restricted  Compen- Treasury Retained
                                                       Stock   Capital     For Sale      Stock      sation   Stock   Earnings  Total
                                                      -------  -------     --------     ----------  -------  ------  --------  -----



Nine Months Ended December 31, 1996
Balance - March 31, 1996                              $1,033   $6,584        ($34)        ($319)    ($699)   ($561)  $5,860  $11,864
                                                      =======  =======     =========     =======    ======  ======== ======= =======

   Net income                                           - -       - -         - -           - -       - -      - -      483     483
   Adjustment of carrying value of securities available
     for sale, net of deferred taxes of $14             - -       - -          21           - -       - -      - -      - -      21
   Amortization of unearned ESOP and restricted stock
     award                                              - -       - -         - -           172       105      - -      - -     277
   Purchase of Treasury Stock                           - -       - -         - -           - -       - -     (544)     - -    (544)
   Cash dividends - $.29 per share                      - -       - -         - -           - -       - -      - -     (274)   (274)

Balance - December 31, 1996                          $1,033    $6,584        ($13)        ($147)    ($594) ($1,105)  $6,069  $11,827
                                                     =======   =======     ========       =======   ====== ========  ======= =======

Nine Months Ended December 31, 1997

Balance - March 31, 1997                             $1,033    $6,584        ($29 )       ($115)    ($558) ($2,256)  $6,200  $10,859
                                                     =======   =======     ========       =======   ====== ========  ======= =======

   Net income                                          - -        - -         - -           - -       - -      - -      793      793
   Adjustment of carrying value of securities available
     for sale, net of deferred taxes of $20            - -        - -          29           - -       - -      - -      - -       29
   Amortization of unearned ESOP and restricted stock
     award                                             - -        - -         - -            77       125      - -      - -      202
   Cash dividends - $.39 per share                     - -        - -         - -           - -       - -      - -     (327)   (327)
                                                    -------    -------      -------       --------  ------- -------  -------  ------

Balance - December 31, 1997                         $1,033     $6,584       $ - -          ($38)    ($433) ($2,256)  $6,666  $11,556
                                                    ========   =======     ========       ========  ======= ======= =======  =======



                                         See accompanying Notes to Consolidated Financial Statements



                             NORTHWEST EQUITY CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (In Thousands)

                                                                           Nine Months Ended
                                                                             Dectember 31,
                                                                              1997        1996
                                                                            -------      ------
Cash provided by operating activities:
     Net income                                                               $793        $483
        Adjustments to reconcile net income to net cash
          provided by operations:
             Depreciation                                                      111         110
             Provision for loan losses                                          75          56
             Deferred income taxes                                             (20)        - -
             Amortization of ESOP and restricted stock awards                  202         277
             Realized loss on available for sale securities                     24
             Proceeds from sales of mortgage loans                           3,682       4,295
             Loans originated for sale                                      (3,513)     (3,959)
             Decrease accrued interest receivable                               20          22
             (Increase) prepaid expenses and other assets                     (226)       (106)
             Increase (decrease) accrued interest payable                       91         (17)
             Decrease (increase) accrued income taxes payable                  (32)         71
             Increase other accrued liabilities                                 45         118
                                                                         ----------  ----------

        Net cash provided by operating activities                            1,252       1,350
                                                                         ----------  ----------

Cash provided by investing activities:
     Principal collected on long-term loans                                 21,443      20,937
     Long-term loans originated or acquired                                (25,158)    (28,950)
     Purchases of mortgage-backed securities                                   - -      (2,766)
     Principal collected on mortgage-backed securities                         730         572
     Proceeds from sale of foreclosed property                                 - -         137
     Purchase of office properties and equipment                               (47)       (281)
     Proceeds from sale or maturity of investment securities                 2,536         - -
     Purchase of investments                                                (3,038)       (209)
                                                                         ----------  ----------

        Net cash (used in) investing activities                             (3,534)    (10,560)
                                                                         ----------  ----------






                  See accompanying Notes to Consolidated Financial Statements






                             NORTHWEST EQUITY CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)


                                                                            Nine Months Ended
                                                                              December 31,
                                                                           1997        1996
                                                                         ----------  ----------
Cash provided by financing activities:
     Net increase in savings accounts                                        1,412       5,184
     Net increase(decrease) in short-term borrowings                         4,196      (2,564)
     Repayments of long-term financing                                      (7,894)       (861)
     Proceeds from long-term financing                                       5,966       8,269
     Purchases of treasury stock                                               - -        (544)
     Dividends paid                                                           (327)       (274)
                                                                         ----------  ----------

        Net cash provided by financing activities                            3,353       9,210
                                                                         ----------  ----------

Increase (decrease) in cash and equivalents                                  1,071           0
     Cash and equivalents - beginning                                        2,980       3,412
                                                                         ----------  ----------

     Cash and equivalents - ending                                          $4,051      $3,412
                                                                         ==========  ==========




Supplemental disclosures of cash flow information:

     Loans receivable transferred to foreclosed properties
        and properties subject to foreclosure                                 $157         $83

     Interest paid                                                           3,100       2,450

     Income taxes paid                                                         469         562











                  See accompanying Notes to Consolidated Financial Statements


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1997, and should be read in conjunction with the financial statements and notes that appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

Comparison of Operating Results for the Three Months Ended December 31, 1996 and December 31, 1997

Net Income

     Net income for the three months ended December 31, 1997, increased $37,000 or 14.9% to $285,000 compared to $248,000 for the three months ended December 31, 1996. The increase in net income was primarily due to an increase of $33,000 in net interest income from $851,000 for the three months ended December 31, 1996, to $884,000 for the three months ended December 31, 1997. Total other income decreased $11,000 from $146,000 for the three months ended December 31, 1996, to $135,000 for the three months ended December 31, 1997. Federal insurance expense increased $10,000 from $0 for the three months ended December 31, 1996, to $10,000 for the three months ended December 31, 1997. The increase stems from recent legislation that recapitalized the Federal Deposit Insurance Corporation (FDIC) fund insuring deposits in savings institutions with a one time Special Assessment. The assessment for the Company of $350,000 was expensed in the three months ended September 30, 1996. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) was reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits beginning January 1, 1997. The premium paid for the last quarter of the calendar year of 1996 was refunded. Total general and administrative expense increased $13,000 from $547,000 for the three months ended December 31, 1996, to $560,000 for the three months ended December 31, 1997. These increases were offset by a decrease in income taxes of $28,000 from $177,000 for the three months ended December 31, 1996, to $149,000 for the three months ended December 31, 1997, although income before income taxes decreased only $15,000 from $425,000 for the three months ended December 31, 1996, to $410,000 for the three months ended December 31, 1997. The reduction of the effective tax rate reflects the establishment of a Nevada investment subsidiary on May 30, 1997, which effectively eliminates the state tax obligation of the company since that date. Net Interest Income Net interest income increased by $33,000 from $851,000 for the three months ended December 31, 1996, to $884,000 for the three months ended December 31, 1997. Interest income increased $56,000 to $2.0 million for the three months ended December 31, 1997, compared to $1.9 million for the three months ended December 31, 1996, while interest expense increased only $23,000 to $1.08 million for the three months ended December 31, 1997, from $1.05 million for the three months ended December 31, 1996. Net interest income/interest rate spread increased 0.06% from 3.77% for the three months ended December 31, 1996, to 3.83% for the three months ended December 31, 1997. The average outstanding balance of total interest-earning assets increased $1.8 million from $90.4 million for the three months ended December 31, 1996, to $92.2 million for the three months ended December 31, 1997. The average outstanding balance of total interest-earning liabilities increased $2.5 million from $83.5 million for the three months ended December 31, 1996, to $86.0 million for the three months ended December 31, 1997. The increase in net interest income expected from the interest rate spread and the increase in interest-earnings assets was offset by the larger increase in interest-earning liabilities.

Interest Income

Interest income increased $56,000 or 2.9% to $2.0 million for the three months ended December 31, 1997, compared to $1.9 million for the three months ended December 31, 1996. Of the increase, $63,000 was due to an increase in interest and fees on loans to $1.8 million for the three months ended December 31, 1997, compared to $1.7 million for the three months ended December 31, 1996. This increase was due to the increase in the average outstanding balance of total loans to $81.0 million for the three months ended December 31, 1997, compared to $78.7 million for the three months ended December 31, 1996. The increase was offset by a $18,000 decrease in interest on mortgage-backed and related securities to $121,000 for the three months ended December 31, 1997, from $139,000 for the three months ended December 31, 1996. This decrease was due to an decrease in the average outstanding balance of mortgage backed securities from $7.6 million for the three months ended December 31, 1996, to an average outstanding balance of $6.8 million for the three months ended December 31, 1997. Interest on investments increased $11,000 to $67,000 for the three months ended December 31, 1997, compared to $56,000 for the three months ended December 31, 1996. The increase was due to an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, investment securities, and Federal Home Loan Bank ("FHLB") stock of $433,000 from $4.0 million for the three months ended December 31, 1996, to $4.4 million for the three months ended December 31, 1997 The higher average outstanding balances of interest-bearing deposits is partially due to the establishment of a Nevada investment subsidiary on May 30, 1997. The increase in advances from the FHLB require holding correspondingly greater amounts of FHLB stock.

Interest Expense

Interest expense increased $23,000 or 2.2% to $1.08 million for the three months ended December 31, 1997, compared to $1.05 million for the three months ended December 31, 1996. Interest on savings decreased $5,000 or 0.68% from $738,000 for the three months ended December 31, 1996, to $733,000 for the three months ended December 31, 1997. The decrease in interest expense is due to a decrease in the average yield/rate of total deposits from 4.73% for the three months ended December 31, 1996, to 4.65% for the three months ended December 31, 1997. The average outstanding balances of total deposits increased to $63.1 million for the three months ended December 31, 1997, from an average outstanding balance of $62.4 million for the three months ended December 31, 1996. Interest on borrowings increased $28,000 or 8.9% from $314,000 for the three months ended December 31, 1996, to $342,000 for the three months ended December 31, 1997. The increase reflects an increase in the average outstanding balance of advances and other borrowings from $21.0 million for the three months ended December 31, 1996, to $23.0 million for the three months ended December 31, 1997. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

The provision for loan losses remained at $25,000 for the three months ended December 31, 1997, compared to $25,000 for the three months ended December 31, 1996. The amount reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish an increased quarterly loss allowance until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $474,000 at December 31, 1997, compared to $479,000 at December 31, 1996, and represented
0.59 % and 0.61% of gross loans and 40.6% and 34.3% of non-performing loans, respectively. When compared to the allowance for loan losses calculation that is based on a three year actual loss average, the Board of Directors believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was 1.44% at December 31, 1997, compared to 1.54% at December 31, 1996.

Other Income

     Total other income decreased 7.5% or $11,000 to $135,000 for the three months ended December 31, 1997, compared to $146,000 for the three months ended December 31, 1996. The decrease was primarily due to a decrease in other income of $31,000 from $49,000 for the three months ended December 31, 1996, to $18,000 for the three months ended December 31, 1997. The other income decrease was primarily due to an decrease of $34,000 in profit on sale of lots from $34,000 for the three months ended December 31,1996, to $0 for the three months ended December 31, 1997, in the Bank's subsidiary. Service charges on deposits increased $16,000 to $75,000 for the three months ended December 31, 1997, compared, to $59,000 for the three months ended December 31, 1996. The increase in fees is due to the increase in the average outstanding balance of NOW accounts from $9.0 million for the three months ended December 31, 1996, to $9.7 million for the three months ended December 31, 1997. Gain on sale of mortgage loans increased $6,000 to $24,000 for the three months ended December 31, 1997, compared, to $18,000 for the three months ended December 31, 1996. The increase in gain on sale of mortgage loans is due to the general decline of mortgage interest rates over the respective periods.

General and Administrative Expenses

General and administrative expenses increased $13,000 or 2.4% to $560,000 for the three months ended December 31, 1997, compared to $547,000 for the three months ended December 31, 1996. Salaries and employee benefits increased $7,000 from $278,000 for the three months ended December 31, 1996, to $285,000 for the three months ended December 31, 1997. The increase was due to annual cost of living wage increases and the cost of additional employees. The increase was partially offset by a reduction of $19,000 in expense from accounting for the Company's stock incentive plan from $32,000 for the three months ended December 31, 1996, to $13,000 for the three months ended December 31, 1997. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and required under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year after approval, 27.8% the second year after approval, and 11.1% the third year after approval. In dollar terms, $70,000 per quarter was amortized in the first year, $32,000 per quarter the second year, and $13,000 per quarter the third year after approval. The $32,000 per quarter amount continued through September 30, 1997, and was reduced to $13,000 per quarter for the final one-year period ending September 30, 1998. Other expenses increased $13,000 from $131,000 for the three months ended December 31, 1996, to $144,000 for the three months ended December 31, 1997. Net occupancy expense decreased $20,000 from $107,000 for the three months ended December 31, 1996, to $87,000 for the three months ended December 31, 1997. The decrease was due to adjusting entries made in the three months ended December 31, 1996, to compensate for underaccrual of depreciation expense in the previous quarter. Federal insurance expense increased $10,000 from $0 for the three months ended December 31, 1996, to $10,000 for the three months ended December 31, 1997. The increase stems from recent legislation that recapitalized the Federal Deposit Insurance Corporation (FDIC) fund insuring deposits in savings institutions with a one time Special Assessment. The assessment for the Company of $350,000 was expensed in the three months ended September 30, 1996. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) were reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits beginning January 1, 1997. The premium paid for the last quarter of the 1996 calendar year was refunded.

Income Tax Expense

Income tax expense decreased $28,000 or 15.8% from $177,000 for the three months ended December 31, 1996, to $149,000 for the three months ended December 31, 1997. The decrease in income tax expense is the direct result of the decrease in income before taxes of $15,000 or 3.5% from $425,000 for the three months ended December 31, 1996, to $410,000 for the three months ended December 31, 1997. The effective tax rate for the three months ended December 31, 1996, was 41.7% compared to 36.3% for the three months ended December 31, 1997. The reduction of the effective tax rate reflects the establishment of a Nevada investment subsidiary on May 30, 1997, which effectively eliminates the state tax obligation of the company since that date.

Comparison of Operating Results for the Nine months Ended December 31, 1996 and December 31, 1997

Net Income

Net income for the nine months ended December 31, 1997, increased $310,000 or 64.2% to $793,000 compared to $483,000 for the nine months ended December 31, 1996. The increase in net income was primarily due to a one time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment for the three months ended September 30, 1996. The charge stemmed from legislation that recapitalized the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) was reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits. The charge will be more than offset by the reduction in future premiums. The premium paid for the last quarter of the 1996 calendar year was refunded. Federal insurance premiums decreased $389,000 from $418,000 for the nine months ended December 31, 1996 to $29,000 for the nine months ended December 31, 1997. The reduction in federal insurance expense was partially offset by an increase of $88,000 in income taxes from $349,000 for the nine months ended December 31, 1996, to $437,000 for the nine months ended December 31, 1997.

Net Interest Income

Net interest income increased by $71,000 from $2.54 million for the nine months ended December 31, 1996, to $2.61 million for the nine months ended December 31, 1997. Interest income increased $228,000 to $5.8 million for the nine months ended December 31, 1997, compared to $5.6 million for the nine months ended December 31, 1997, while interest expense increased only $157,000 to $3.2 million for the nine months ended December 31, 1997, from $3.0 million for the nine months ended December 31, 1996. The improvement in net interest income is due to an decrease average yield/rate of total deposits of 0.04% from 4.70% for the nine months ended December 31, 1996, to 4.66% for the nine months ended December 31, 1997. The average outstanding balance of interest-earning assets increased $3.6 million to $91.1 million for the nine months ended December 31, 1997, compared to $87.5 million for the nine months ended December 31, 1996. Total interest-bearing liabilities increased $3.5 million from $81.4 million for the nine months ended September 30, 1996 to $84.9 million for the six months ended September 30, 1997.

Interest Income

Interest income increased $228,000 or a 4.1% to $5.8 million for the nine months ended December 31, 1997, compared from $5.6 million for the nine months ended December 31, 1996. Of the increase, $222,000 was due to an increase in interest and fees on loans to $5.2 million for the nine months ended December 31, 1997, compared to $5.0 million for the nine months ended December 31, 1996. This increase was due to the increase in the average outstanding balance of total loans to $79.1 million for the nine months ended December 31, 1997, compared to $75.6 million for the nine months ended December 31, 1996. Interest on investments increased $48,000 to $221,000 for the nine months ended December 31, 1997, compared to $173,000 for the nine months ended December 31, 1996, as a result of an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, securities held for sale, and Federal Home Loan Bank stock from $4.2 million for the nine months ended December 31, 1996, to $5.0 million for the nine months ended December 31, 1997. These increases were offset by a decrease of $42,000 in interest on mortgage-backed and related securities to $379,000 for the nine months ended December 31, 1997, from $421,000 for the nine months ended December 31, 1996. This decrease was due to an decrease in the average outstanding balance of mortgage backed securities from $7.7 million for the nine months ended December 31, 1996, to an average balance of $7.1 million for the nine months ended December 31, 1997. The decrease was due to the scheduled repayment and prepayments of principle on the mortgage backed securities.

Interest Expense

Interest expense increased $157,000 or 5.2% to $3.19 million for the nine months ended December 31, 1997, compared to $3.03 million for the nine months ended December 31, 1996. Interest on savings increased $14,000 or 6.4% from $2.16 million for the nine months ended December 31, 1996, to $2.18 million for the nine months ended December 31, 1997. The increase reflects an increase in the average outstanding balance of total deposits to $62.4 million for the nine months ended December 31, 1997, from an average balance of $61.5 million for the nine months ended December 31, 1996. Interest on borrowings increased $143,000 or 16.5% from $869,000 for the nine months ended December 31, 1996, to $1,012,000 for the nine months ended December 31, 1997. The increase reflects an increase in average outstanding balance of advances and other borrowings from $20.0 million for the nine months ended December 31, 1996, to $22.5 million for the nine months ended December 31, 1997. The increase in advances and other borrowings was used to fund the increase in assets between the periods.

Provision for Loan Losses

The provision for loan losses increased $19,000 to $75,000 for the nine months ended December 31, 1997, compared to $56,000 for the nine months ended December 31, 1996. The increase reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to establish a quarterly loss allowance of $25,000 until more information is available to make a reasonable estimate of any losses that may occur (See Part II, Item 1, Legal Proceedings). The nine month period ended December 31, 1996, includes one quarter with a $6,000 provision and two quarters of the $25,000 provision. The nine month period ended December 31, 1997, included 3 quarters of the $25,000 provision. The allowance for loan losses totaled $474,000 at December 31, 1997, compared to $479,000 at December 31, 1996, and represented .59 % and 0.61% of gross loans and 40.6% and 34.3% of non-performing loans, respectively. When compared to the allowance for loan losses calculation that is based on a three year actual loss average, the Board of Directors believes the allowance for loan losses is at an adequate level to provide for potential loan losses and that future provisions for loan losses will be at levels necessary to cover only charge-offs and general increases in gross loans. The non-performing assets to total assets ratio was 1.44% at December 31, 1997, compared to 1.54% at December 31, 1996.


Other Income

Total other income decreased $5,000 or 1.2% to $422,000 for the nine months ended December 31, 1997, compared to $427,000 for the nine months ended December 31, 1996. Other income decreased $58,000 from $150,000 for the nine months ended December 31, 1996, to $92,000 for the nine months ended December 31, 1997. The decrease is primarily due to and decrease of $73,000 in real estate lot sales in the bank's subsidiary to $11,000 for the nine months ended December 31, 1997, from $84,000 for the nine months ended December 31, 1996. The decrease in real estate lots sales was offset by an increase of $26,000 in service charges on deposits to $197,000 for the nine months ended December 31, 1997, from $171,000 for the nine months ended December 31, 1996. The increase is due to the increase of the average outstanding balance of NOW accounts from $9.0 million for the nine months ended December 31, 1996, to $9.4 million for the nine months ended December 31, 1997. The decrease in real estate lots sales was also offset by an increase of $28,000 in gain on sale of mortgage loans to $76,000 for the nine months ended December 31, 1997, from $48,000 for the nine months ended December 31, 1996. The decrease in long term mortgage rates experienced during the nine month period ended December 31, 1997, enhances the prospects of selling loans with a gain on the sale.

General and Administrative Expenses

General and administrative expenses decreased $375,000 or 18.0% to $1.7 million for the nine months ended December 31, 1997, compared to $2.1 million for the nine months ended December 31, 1996. The decrease was primarily due to an decrease of $389,000 in Federal insurance premiums from $418,000 for the nine months ended December 31, 1996, to $29,000 for the nine months ended December 31, 1997. The increase is due to a one-time $350,000 Federal Deposit Insurance Corporation (FDIC) Special Assessment for the three months ended September 30, 1996. The charge stems from legislation that recapitalized the FDIC fund insuring deposits in savings institutions. In exchange for this one-time assessment, the future premiums paid to the Savings Association Fund (SAIF) was reduced by about 70 percent, to 6.4 cents from 23 cents per $100 of deposits. The charge will be more than offset by the reduction in future premiums. Net occupancy expense increased $9,000 from $241,000 for the nine months ended December 31, 1996, to $250,000 for the nine months ended December 31, 1997, and reflects the depreciation expense associated with the addition and remodeling project to the New Richmond office location completed in June, 1996, and the purchase of new computer equipment for all three offices in October, 1996. Other expenses increased $4,000 from $420,000 for the nine months ended December 31, 1996, to $424,000 for the nine months ended December 31, 1997. Salaries and employee benefits remained at $901,000 for the nine months ended December 31, 1997, from $901,000 for the nine months ended December 31, 1997. Salaries increased $70,000 from $586,000 for the nine months ended December 31, 1996, to $656,000 for the nine months ended December 31, 1997. Of the increase, $48,000 is due to cost of living increases and additional personnel, $8,000 for increased commissions on loan originations, and $14,000 for increased brokerage commissions. Employee benefits increased $25,000 from $184,000 for the nine months ended December 31, 1996, to $209,000 for the nine months ended December 31, 1997. Of the increase, $10,000 was due to the increased in pension plan expense due to the increase in salaries; $11,000 was due to an increase in ESOP expense due to the reduced consolidating entry that eliminates interest on the ESOP loan (less interest paid as the principle balance reduces with each payment); and $4,000 was an increase in other benefits such as health insurance. The $95,000 increase in salaries and employee benefits was offset by a decrease in expense from accounting for the Company's stock incentive plan of $95,000 to $77,000 for the nine months ended December 31, 1997, from $172,000 for the nine months ended December 31, 1996. The accounting for this expense did not begin until the approval of the Company's stock incentive plan in October 1995; and required under applicable accounting standards that 61.1% of the three-year cost be amortized in the first year after approval, 27.8% the second year after approval, and 11.1% the third year after approval. In dollar terms, $70,000 per quarter was amortized in the first year, $32,000 per quarter the second year, and $13,000 per quarter the third year after approval. The $32,000 per quarter amount continued through September 30, 1997, and was reduced to $13,000 per quarter for the final one-year period ending September 30, 1998

Income Tax Expense

Income tax expense increased $88,000 or 25.2% from $349,000 for the nine months ended December 31, 1996, to $437,000 for the nine months ended December 31, 1997. The increase in income tax expense is the direct result of a increase in income before taxes of $398,000 from $832,000 for the nine months ended December 31, 1996, to $1,230,000 for the nine months ended December 31, 1997. The effective tax rate for the nine months ended December 31, 1997, was 35.5% compared to 42.0% for the nine months ended December 31, 1996. The reduction of the effective tax rate reflects the establishment of a Nevada investment subsidiary on May 30, 1997, which effectively eliminates the state tax obligation of the Company since that date.

Financial Condition

Total assets increased $4.5 million or 4.7% to $99.6 million at December 31, 1997, compared to $95.1 million at March 31, 1997. The increase is a result of a $3.5 million or 4.5% increase in net loans receivable to $80.7 million at December 31, 1997, compared to $77.2 million at March 31, 1997. The increase in net loans receivable was the result of the expected seasonal increase of loan activity during the spring and summer months. Cash increased $1.1 million from $3.0 million at March 31, 1997, to $4.1 million at December 31, 1997. The increase is partially due to an increase of $1.0 million in interest bearing deposits from $1.7 million at March 31, 1997, to $2.7 million at December 31, 1997. The increase in interest bearing deposits is partially due to the establishment of the Nevada investment subsidiary on May 30, 1997,which receives interest payments on the investment portfolio formerly held by Northwest Savings Bank. Securities available for sale decreased $2.8 million from $2.8 million at March 31, 1997, to $.4 million December 31, 1997, as the result of the sale of the "securities available for sale"

and the repurchase of additional securities that were classified "held to maturity". Mortgage backed and related securities decreased $730,000 from $7.4 million on March 31, 1997, to $6.7 million at December 31, 1997, as the result of principle repayments and prepayments on the securities. Savings accounts increased $1.4 million or 2.3% from $61.6 million at March 31, 1997, to $63.0 million at December 31, 1997. Outstanding advances from the Federal Home Loan Bank increased $1.6 million from $17.6 million at March 31, 1997 to $19.2 million at December 31, 1997. Other borrowed money increased $679,000 from $4.5 million at March 31, 1997, to $5.1million at December 31, 1997, as the result of increase in retail reverse repurchase agreements. The increase in advances and other borrowings was used to fund the increase in assets between the periods.


         Shareholders Equity increased $697,000 from $10.9 million at March 31, 1997, to $11.6 million at December 31, 1997, as a result of net income for the nine months ended December 31, 1997, less dividends paid, and the amortization of the common stock purchased by the employee stock ownership plan of $125,000 from ($558,000) on March 31, 1997 to ($433,000) on December 31, 1997; the
amortization of the unearned restricted stock plan award of $77,000 from ($115,000) at March 31, 1997, to ($38,000) at December 31, 1997.


Current Developments

         Numerous regulatory bodies have recently alerted financial institutions and public companies to potential problems associated with computer software and the change to the year 2000. The Company has been assured by its data processing vendor that all necessary changes have been made to accommodate the year 2000. The Company has performed tests on its own in-house computers and has found them to be compatible with the year 2000. The company has and continues to seek assurances from various software vendors that their products are compatible with the year 2000. Based on these tests and assurances to date, the Company estimates the costs of updating software and computers to accommodate the year 2000 will be less than $5,000, or at worst case be non-material.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 9.4% of total assets, at December 31, 1997. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

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

Management Strategy

Asset Quality

         The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between .76% and 1.44% of total assets during the last three years and were 1.44 % of total assets at December 31, 1997. Cumulative gross charge-offs over the last three fiscal years totaled $132,000 and were offset by $35,000 in recoveries. The last three fiscal years cumulative gross charge-offs of commercial loans have totaled $27,000. The cumulative gross charge-offs of consumer loans totaled $86;000 and were offset by $16,000 in recoveries. The remaining $19,000 in cumulative gross charge-offs were real estate loans and were offset by $19,000 in recoveries.

         On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy. The Bank is asserting the priority of its liens against other creditors in state circuit court. A trial date has been scheduled for November, 1998. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at its meeting held December 10, 1996, and subsequent meetings because a reasonable estimate depends on the probability of securing damages through the judicial process. As soon as the Board can identify and quantify the amount of the loss if any, it will book the loss. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $580,000 plus an overdraft of $83,000 less the current amount in the loan loss reserve of $347,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $209,000.

MANAGEMENT'S DISCUSSION (CONT.)

         During the fiscal years ended March 31, 1997, 1996 and 1995, the Company recorded provisions for loan losses of $81,000, $24,000, and $17,000, respectively, to its allowance for loan losses and had net charge-offs of $53,000, $25,000, $19,000, respectively. The Company's allowance for loan losses at December 31, 1997, totaled $474,000 or 354% of cumulative gross charge-offs during the last three fiscal years. Management currently believes the allowance for loan losses at December 31, 1997, is at an adequate level and that future provisions for loan losses will be maintained at current levels until more information is available concerning the large commercial loan mentioned previously.


         Total loans past due 90 days or more and not accruing increased to $1.2 million at December 31, 1997, compared to $1.1 million at March 3l, 1997. Increased balances of past due commercial loans were offset by reductions in past due real estate and consumer loans. Total loans past due 31-89 days decreased from $3.3 million at March 31, 1997, to $2.0 million at December 31, 1997. Management considers the 31-89 day category as a trend indicator and the reduction should indicate a reduction in delinquent loans in the future. The latest available peer group comparison of nonperforming loans and real estate owned as a percentage of total loans and real estate owned as prepared by America's Community Bankers was 1.56% for the Company at June 30, 1997, compared to 1.41% on a nation wide basis, 0.90% on a geographic basis, 1.30% on an asset size basis, and 1.64% on an owner type basis. Of the total past due 90 or days, $580,000 is the commercial loan discussed previously in this section. Adjusting for that loan would lower the Company's average nonperforming loans to below the peer group comparison.


Selected Financial Ratios and Other Data:         At or For the

                                     Three months ended      Nine months ended
                                         December 31,           December 31,

Performance Ratios                     1997       1996       1997        1996

Return on average assets               1.06%      1.03%      1.09%       0.69%
Return on average equity               9.17%      8.47%      9.53%       5.49%

MANAGEMENT'S DISCUSSION(CONT.)
Average Balance Sheet

                                          Three Months Ended December 31,   Nine Months Ended December 31,
                                                 1997            1996             1997            1996
                                      Average                Average                 Average                Average
                                        Out- Interest Average Out-   Interest Average  Out-  Interest Average Out-  Interest Average
                                    standing Earned/  Yield/ standing Earned/ Yield/ standing Earned/ Yield/ standing Earned/ Yield/
                                     Balance  Paid    Rate   Balance  Paid    Rate    Balance  Paid    Rate  Balance   Paid    Rate
                                                                   (Dollars in thousands)
Assets
 Interest-earning assets:
  Mortgage loans.......................$68,216 $1,473 8.64% $66,518 $1,430    8.60%  $66,729  $4,357   8.71 $63,599  $4,110   8.62%
  Commercial loans.....................  4,826    101 8.34    4,485     89    7.94     4,751     279   7.82   4,473     315   9.39
  Consumer loans........................ 7,935    197 9.94    7,729    189    9.76     7,577     565   9.95   7,542     554   9.79
                                        ------  ----- ----   ------  -----    ----    ------   -----   ----  ------   -----   ----
   Total loans......................... 80,977  1,771 8.75   78,732  1,708    8.67    79,056   5,201   8.77  75,614   4,979   8.78
  Mortgage-backed securities             6,816    121 7.09    7,640    139    7.28     7,066     379   7.15   7,742     421   7.25
  Interest-bearing deposits in
   other financial institutions.........   313      4 5.67      339      4    5.00       876      36   5.53     530      20   5.03
  Investment securities................. 3,145     49 6.17    2,829     38    5.37     3,213     138   5.71   2,929     117   5.34
  Federal Home Loan Bank stock..........   965     14 6.75      822     14    7.00       930      47   6.75     721      36   6.74
                                        ------  ----- ----   ------  -----    ----    ------   -----   ----  ------   -----   ----
    Total interest-earning assets...... 92,216  1,959 8.50%  90,362  1,903    8.42%   91,141   5,801   8.49% 87,536   5,573   8.49%
  Non-interest earning assets........... 5,836                5,216                    5,428                  5,593
                                        ------               ------                   ------                 ------
    Total assets...................... $98,052              $95,578                  $96,569                $93,129
                                        ======               ======                   ======                 ======
Liabilities and Stockholders' Equity
 Deposits:
  NOW accounts........................  $9,695    $36 1.46   $9,041    $37    1.64    $9,446    $105   1.48  $9,038    $115   1.70%
  Money market deposit accounts.......   5,847     69 4.74    4,786     57    4.76     5,434     189   4.65   3,836     137   4.76
  Passbook............................   6,034     32 2.11    6,319     36    2.28     6,037      97   2.15   6,760     115   2.27
  Certificate of deposit..............  41,491    596 5.75   42,291    608    5.75    41,470   1,787   5.75  41,828   1,798   5.73
                                        ------    --- ----   ------    ---    ----    ------   -----   ----  ------   -----   ----
    Total deposits....................  63,067    733 4.65   62,437    738    4.73    62,386   2,179   4.66  61,462   2,165   4.70
 Advances and other borrowings........  22,956    342 6.00   21,023    314    5.97    22,489   1,012   6.01  19,970     869   5.80
                                        ------  ----- ----   ------  -----    ----    ------   -----   ----  ------   -----   ----
  Total interest-bearing liabilities..  86,023  1,076 5.00%  83,460  1,052    5.04%   84,876   3,191   5.01% 81,432   3,034   4.97%
 Non-interest bearing liabilities (1).     647                  409                      599                    599
Stockholders' equity..................  11,381               11,709                   11,093                 11,719
                                        ------               ------                   ------                 ------
  Total liabilities and stockholders'  $98,052              $95,578                  $96,569                $93,129
      equity                            ======               ======                   ======                 ======
Net interest income/interest rate spread(2)      $883 3.50%           $851    3.38%           $2,610   3.47%         $2,539   3.52%
                                                  === ====             ===    ====             =====   ====                   ====
Net earning assets/net interest margin(3)6,193        3.83$   6,902           3.77%   $6,265           3.82% $6,104           3.87%
Average interest-earning assets to       =====        ====    =====           ====     =====           ====   =====           ====
 average interest-bearing liabilities..   1.07                 1.08                     1.07                   1.07
                                          ====                 ====                     ====                   ====
   -----
(1)Includes non-interest bearing checking accounts.
(2)Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average interest-earning assets.
