Form 10KSB
period 1998-03-31
NORTHWEST EQUITY CORP
filed 1998-06-16
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

         State issuer's revenues for its most recent fiscal year: $8,371,000 (Total interest and dividend income and total non-interest income).

         As of May 31, 1998 there were issued and outstanding 825,301 shares of Common Stock of the Registrant. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such shares of Common Stock as of May 31, 1998, was $13.0 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans in which the trustee are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                           DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB: Portions of the Annual Report to Shareholders for the fiscal year ended March 31, 1998 are incorporated by reference into Parts II and IV hereof.

Part III of Form 10-KSB: Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

         The Bank is a community-oriented, full-service financial institution offering a variety of retail financial services to meet the needs of the communities it serves. The Company's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds, primarily in residential real estate loans, mortgage-backed and related securities, and various types of commercial and consumer loans. At March 31, 1998, the Company had total assets of $98.7 million, total deposits of $62.3 million, and shareholders' equity of $11.5 million. The Bank is a member of the FHLB-Chicago, which is one of the twelve regional banks that comprise the FHLB system. The Company's executive office is headquartered at 234 South Keller Avenue, Amery, Wisconsin 54001. Its telephone number at that address is 715-268-7105. Its E-mail address is (nwsbank@win.bright.net).

         The Company's primary sources of funds are deposits, repayments on loans and mortgage-backed and related securities and, to a lesser extent, advances from the FHLB-Chicago. The Company's deposits totaled $62.3 million at March 31, 1998, of which 35.1% were core deposits, consisting of NOW, passbook and money market deposit accounts. The Company utilized these funds to invest primarily in one-to-four family residential loans and, to a lesser extent, consumer, commercial and other loans, and to invest in mortgage-backed and related securities and other investment securities. At March 31, 1998, the Company's gross loan portfolio totaled $78.9 million, that consisted of $58.1 million of one-to-four family loans, $8.6 million of other real estate loans, $4.4 million of commercial loans, and $7.8 million of consumer loans. At March 31, 1998, the Company's gross loans included $61.4 million of ARM loans.

         The Company's strategic business plan provides for investments in mortgage-backed and related securities in addition to its investments in United States Treasury and agency securities. Management believes this investment portfolio provides numerous benefits, including the ability to provide and maintain adequate regulatory liquidity levels, maintain a balance of high quality, diversified investments, and better manage the interest rate risk of the Company. At March 31, 1998, the Company's mortgage-backed and related securities held for investment and FHLB-Chicago stock totaled $7.6 million consisting of $6.4 million or 6.5% of total assets in mortgage-backed and related securities held for investment and $1.2 million or 1.21% of total assets in FHLB-Chicago stock.

Market Area and Competition

         The Company offers a variety of deposit products, services and mortgage loans primarily in northwestern Wisconsin. The Company's main office is located at 234 South Keller Avenue, Amery, Wisconsin. The City of Amery is located approximately 40 miles northeast of Minneapolis and St. Paul, Minnesota. The Company, in addition to its Amery office, has two full-service branches. One is located in New Richmond and the other in Siren, Wisconsin. Both are located near Amery and together account for approximately $21.7 million or 34.8% of the Company's total deposits at March 31, 1998. All of the Company's locations are in counties generally characterized as rural with a total population of approximately 100,000.

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

-Recapitalizaiton of SAIF

         The Savings Association Insurance Fund ("SAIF") of the FDIC was recapitalized during 1996 by a one-time special assessment imposed on all SAIF members. The $350,000 assessment paid by the Bank had a significant impact on the fiscal year ended March 31, 1997, financial results. However, the effect of the recapitalization is a significant reduction in federal deposit insurance premiums for SAIF-insured institutions on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lending Activities

    General

         The largest component of the Company's gross loan receivable of $78.9million at March 31, 1998, was first mortgage loans secured by owner-occupied one-to-four family residences and totaled $58.0 million at March 31, 1998, or 73.6% of gross loans. Other real estate loans were $8.6 million or 10.9% of gross loans at March 31, 1998. Of gross loans, $61.4 million or 77.9% were ARM loans. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans that have short and intermediate-term maturities for its own loan portfolio. The Company also offers longer-term fixed rate loans, most of which are sold immediately to secondary market investors. In general, the Company's total loan portfolio has increased in recent years due to its ability to originate ARM loans that it retains in its loan portfolio.

Composition of Loan Portfolio

    The following table sets forth the composition of the Company's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the gross loan portfolio at the dates indicated.


                                                                                   At March 31,
                                           -----------------------------------------------------------------------------------------
                                                          1998                        1997                          1996

                                                  Amount        Percent        Amount        Percent         Amount        Percent

                                                                               (Dollars in thousands)
Real estate loans:
    One-to-four family                          $ 58,120         73.64%      $ 55,581          71.14%      $ 48,360         68.00%
    Multi-family                                     536          0.67%           931           1.19%         1,266          1.78%
    Commercial                                     5,261          6.67%         6,443           8.25%         6,813          9.58%
    Construction and land                          2,785          3.53%         3,299           4.22%         3,165          4.45%
                                                ----------     ---------       ---------      --------     ----------      ---------
       Total real estate loans                    66,702         84.51%        66,254          84.80%        59,604         83.81%
                                                ----------     ---------       ---------      --------     ----------      ---------
Consumer loans:
    Home equity                                        -             -              -              -              7          0.01%
    Automobile                                     5,706          7.23%         4,856           6.22%         4,832          6.79%
    Credit card                                      312          0.40%           304           0.39%           241          0.34%
    Other consumer loans                           1,809          2.29%         2,047           2.62%         1,817          2.56%
                                                ----------      --------      --------        --------      ---------      ---------
       Total consumer loans                        7,827          9.92%         7,207           9.23%         6,897          9.70%
                                                ----------      --------      --------        --------      ---------      ---------
Commercial loans                                   4,397          5.57%         4,663           5.97%         4,612          6.49%
                                                ----------      --------      --------        --------      ---------      ---------
       Gross loans receivable                     78,926        100.00%        78,124         100.00%        71,113        100.00%
                                                                --------                      --------                     ---------
                                                                --------                      --------                     ---------
Add:
    Accrued interest, net                            492                          448                           506
Less:
    Loans in process                                   -                            -                             -
    Deferred fees and discounts                        -                            -                             -
    Allowance for uncollected interest                (3)                          (8)                            -
    Allowance for loan losses                       (484)                        (461)                         (433)
                                                 ---------                    ---------                     ---------
        Total additions/deductions                     5                          (21)                           73
                                                 ---------                    ---------                     ---------
          Loans receivable, net                 $ 78,931                      $ 78,103                     $ 71,186
                                                ----------                    ---------                     ---------
                                                ----------                    ---------                     ---------


         Loan Maturity

                  The following table shows the contractual maturity of the Company's loan and mortgage-backed and related securities portfolio at March 31, 1998. Loans that have adjustable rates are shown as being due in the period during which the underlying contracts mature. Demand loans that have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization.


                                                                          At March 31, 1998
                                   -------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                                                                                                    Mortgage-
                                       One-to-            Commercial  Construction                                 Backed and
                                          Four     Multi-       Real           and                                    Related
                                        Family     Family     Estate          Land      Commercial     Consumer    Securities  Total

Amounts due :
    Within one year                      $989       $ -        $191        $1,662         $2,938        $1,052        $ -     $6,832
After one year:
    One to three years                  1,975         -         469            36          1,004         2,743          -      6,227
    Three to five years                 3,045         -          16            92            293         3,655          -      7,101
    Five to ten years                   4,474        64       1,973           255            162           208          -      7,136
    Ten to twenty years                11,947         -       1,235           887              -           140      1,029     15,238
    Over twenty years                  34,760       472       1,377           783              -            29      5,369     42,790
                                      --------     -----     -------       -------        -------       -------    -------   -------
       Total due after one year        56,201       536       5,070         2,053          1,459         6,775      6,398     78,492
                                      ========     =====     =======       =======        =======       =======    =======   =======

        Total amounts due              57,190       536       5,261         3,715          4,397         7,827      6,398     85,324
                                      ========     =====     =======       =======        =======       =======    =======   =======
Less:
    Allowance for loan losses             (50)       (1)         (5)           (2)          (346)          (80)       - -      (484)



Loans receivable and mortgage-
    backed securities, net            $57,140      $535      $5,256        $3,713         $4,051        $7,747      $6,398   $84,840
                                      ========     =====     =======       =======        =======       =======     =======  =======


         The following table sets forth at March 31, 1998 the dollar amount of all loans and mortgage-backed and related securities due after March 31, 1999, such loans and whether such loans have fixed interest rates or adjustable interest rates.



                                       -----------------------------------------
                                                  Due After March 31, 1999
                                       -----------------------------------------
                                       -----------------------------------------
                                          Fixed        Adjustable         Total
                                       -----------------------------------------
                                                      (In thousands)
Mortgage loans:
  One-to-four family                     $ 7,202        $ 48,999        $ 56,201
  Multi-family                               -               536             536
  Commercial                                 904           4,166           5,070
  Construction and land                       46           2,007           2,053
    Total mortgage loans                   8,152          55,708          63,860

Consumer loans                             6,498             277           6,775

Comercial loans                              590             869           1,459

   Gross loans receivable                 15,240          56,854          72,094

Mortgage-backed securities                 5,833             565           6,398

 Gross loans receivable and mortgage-
  backed and related securities         $ 21,073        $ 57,419        $ 78,492

   One-to-Four Family Mortgage Lending

         The Company's primary lending activity is the origination of first mortgage loans secured by one-to-four family, owner-occupied residences within the Company's primary lending area. The Company sells substantially all of its fixed rate mortgage loans it originates to government secondary market investors. Generally, loans sold to government secondary market investors are sold as whole loans with servicing retained. Substantially all of the ARM loans originated by the Company are retained in its loan portfolio. The Company follows Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for its one-to-four family mortgage loans and rarely originates loans in excess of the FHLMC limit of $227,150.

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

         The Company has continued to generate a significant amount of adjustable rate loans. Adjustable rate loans originated amounted to 35.6%, 44.7% and 52.8% of the Company's total loans originated for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. The Company's continued ability to originate ARM loans is primarily due to the nature of its market area, which includes rural and vacation properties. Loans on properties with excessive acreage, hobby farm activities or three-season cabins generally cannot be sold into the secondary market, thus making these loans less attractive to competitors of the Company that only originate loans for sale into the secondary market. Furthermore, many of the Company's customers desiring a loan term of short-to-medium-duration (i.e., less than ten years) often prefer ARM loans because of the generally lower closing costs compared to fixed rate loans. The Company generally obtains an abstract and title opinion, rather than title insurance, on loans originated for retention in its portfolio and has not experienced losses attributable to the lack of title insurance.

   Commercial Real Estate Lending

         At March 31, 1998, the Company's commercial real estate loan portfolio totaled $5.3 million or 6.67% of gross loans compared to $6.4 million or 8.3% of gross loans at March 31, 1997. The decrease reflects that principal repayments of $1.3 million exceeded commercial real estate loans originated of $0.2 million for the fiscal year ended March 31, 1998. The commercial real estate loans in the Company's portfolio consist of fixed rate and ARM loans generally secured by small office buildings, retail stores and farms, and occupied by the borrower. The Company currently originates ARM loans secured by commercial real estate at 375 to 525 basis points above the rate on U.S. Treasury securities for comparable maturities. These loans typically do not exceed 65% of the lesser of the purchase price or the appraised value of the underlying collateral. At March 31, 1998, the largest outstanding commercial real estate loan was $.8 million.

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

   Commercial Lending

         The Company engages in a limited amount of commercial business lending activities, generally with existing customers, including secured and unsecured loans and letters of credit. Commercial loans may not exceed 10% of total assets and involve many different industries. At March 31, 1998, the Company had $4.4 million in commercial business loans outstanding, which represented 5.6% of gross loans. Term loans are amortized over a one to five year term and lines of credit are reviewed annually. Such loans generally are originated at 375 to 525 basis points above the rate on U.S. Treasury securities for comparable maturities. At March 31, 1998, the largest outstanding commercial loan was $0.6 million.

         The Company originated a majority of the commercial loans held in its loan portfolio in the mid-1980's when it hired a commercial loan officer to expand its activity in this area. During the last three fiscal years, the Company charged off approximately $19,000 of such loans. The Company currently is not actively seeking new commercial lending business and substantially all of its commercial lending consists of renewals of existing commercial loans. With the exception of the commercial loan discussed under Asset Quality in the Annual Report attached to this document,  the  remaining  commercial  loans  in the portfolio  are  generally
 performing  and,  management   believes,   adequately reserved.

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

   Consumer Lending

         The Company originates a variety of consumer loans, consisting primarily of new and used automobile loans. At March 31, 1996, 1997 and 1998, consumer loans totaled $6.9 million, $7.2 million and $7.8 million, respectively, or 9.7%, 9.2% and 10.0%, respectively, of gross loans at those dates. The Company's marketing strategy emphasizes auto loans as a means of establishing more relationships with its customers and developing new customers through soliciting auto dealerships for loans to non-customers. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Automobile loans generally are underwritten in amounts up to 90% of the purchase price for new and used vehicles. The term of the loans generally cannot exceed six years for new vehicles and five years for used vehicles. The Company's delinquent consumer loans as a percentage of gross loans has been minimal.

   Multi-Family Lending

         The Company held $.5million or .67% gross loans of multi-family loans at March 31, 1998. The rates charged on the Company's multi-family loans typically are slightly higher than those charged on loans secured by one-to-four family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Company's other ARM loans, although generally at a slightly higher margin. An origination fee equal to 1% of the principal amount is usually charged on such loans.

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

   Construction and Land Lending

         The Company offers one-to-four family residential and other construction loans. At March 31, 1998, construction and land loans totaled $2.8 million or 3.53% of gross loans compared to $3.3 million or 4.2% of gross loans at March 31, 1997. Construction loans are made to individuals intending to occupying the home who have signed construction contracts with a builder. These loans have loan-to-value ratios not exceeding 90%. When the loan-to-value ratios exceed 80%, private mortgage insurance is required which insures payment of a portion of the principal balance, reducing the Company's exposure to 75% loan-to-value or less. The Company offers permanent financing, primarily one-to five-year ARM loans, on residential construction loans that enables borrowers to avoid duplicative closing costs normally associated with temporary financing during construction periods and permanent financing upon completion of construction. The Company has had minimal delinquent residential construction loans to date.

   Loan Approval and Monitoring

         Loan approval is based on a customer's aggregate amount of loans outstanding, including the loan application under review. Loan amounts of $100,000 or less may be approved by one member of the Loan Committee and a loan officer. Loan amounts exceeding $100,000 up to $500,000 require the approval of two members of the Loan Committee and a loan officer. Any single loan exceeding $500,000 requires approval from the Board of Directors and a loan officer. Any loans over $25,000 that exceed the aggregate amount of $625,000 require Board approval.

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

                                                    Fiscal Years Ended March 31,
                                                    ----------------------------
                                                       1998      1997      1996
                                                           (In thousands)
Mortgage loans (gross)
 At beginning of period                              $66,254   $59,604   $50,071
 Mortgage loans originated:
     One-to-four family                               25,216    21,223    16,486
     Commercial                                          226     1,072       -
     Multi-family                                        -         -         490
     Construction and land                             3,809     6,690     5,737
                                                      ------    ------    ------
      Total mortgage loans originated                 29,251    28,985    22,713

     Mortgage loans purchased                            368       101     2,466
                                                      ------    ------    ------
      Total mortgage loans originated and purchased   29,619    29,086    25,179

     Transfer of mortgage loans to foreclosed
           real estate                                 (159)      (72)     (127)
     Principal repayments                           (17,796)  (17,890)   (9,606)
     Sales of fixed rate loans                      (11,216)   (4,474)   (5,913)
                                                    --------  --------  --------
      Total reductions                              (29,171)  (22,436)  (15,646)
                                                    --------  --------  --------
  At end of period                                   $66,702  $66,254    $59,604

Consumer loans:
  At beginning of period                              $7,207   $6,897     $4,313
     Consumer loans originated                         6,796    5,313      6,685
     Principal repayments                            (6,176)  (5,003)    (4,101)
                                                     -------  -------    -------
  At end of period                                    $7,827   $7,207     $6,897
                                                     -------   ------     ------
Commercial loans:
  At beginning of period                              $4,663    4,612      4,450
     Commercial loans originated and purchased         3,879    3,356      5,402
     Principal repayments                            (4,145)  (3,305)    (5,240)
                                                     -------  -------    -------
  At end of period                                    $4,397   $4,6$3     $4,612
                                                      ------   ------     ------
Mortgage-backed and related securities:
  At beginning of period                              $7,421   $5,373     $2,001
     Mortgage-backed securities
         purchased                                       -      2,772       3917
     Amortization and repayments                     (1,023)    (724)      (545)
                                                     -------    -----      -----
  At end of period                                    $6,398   $7,421     $5,373

    The following table sets forth the Company's loan originations and purchases in various loan categories according to whether the loan is fixed rate versus adjustable rate for the periods indicated.


                                                                         Fiscal Years Ended March 31,
                                            ----------------------------------------------------------------------------------------
                                                       1998                         1997                          1996
                                            ----------------------------------------------------------------------------------------
                                            Fixed   Adjustable   Total     Fixed  Adjustable   Total     Fixed  Adjustable   Total
                                            ----------------------------------------------------------------------------------------

  Mortgage loans:
    One-to-four family                      $12,658   $12,926   $25,584    $7,796   $13,427   $21,222    $6,930    $9,556   $16,486
    Multi-family                                -         -         -         -         -         -         -         490       490
    Commercial                                  -         226       226        69     1,003     1,072        56     2,410     2,466
    Construction and land                     3,102       707     3,809     5,423     1,368     6,791     1,680     4,057     5,737
                                            -------   -------   -------    ------   -------   -------    ------    ------   -------
      Total mortgage loans                   15,760    13,859    29,619    13,288    15,798    29,086     8,666    16,513    25,179

  Consumer loans                              6,781        15     6,796     5,313       -       5,313     6,449       236     6,685

  Comercial loans                             3,432       447     3,879     2,308     1,048     3,356     2,493     2,909     5,402
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total loans originated and purchased    $25,973   $14,321   $40,294   $20,909   $16,846   $37,755   $17,608   $19,658   $37,266
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------


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

   Sale of Mortgage Loans

         The Company sells loans that it originates, on a non-recourse basis, into the secondary market to the FHLMC, Federal National Mortgage Association ("FNMA") and WHEDA. The amount of loans sold by the Company is based upon market conditions and the Company's asset/liability strategy. For the past three fiscal years, the Company has sold substantially all of the fixed rate loans originated to governmental secondary market purchasers in order to manage interest rate risk. For the fiscal year ended March 31, 1998, the Company's fixed rate loan sales to governmental investors totaled $11.2 million with associated gains of $130,000. For the fiscal years ended March 31, 1997 and 1996, the Company's fixed rate loan sales to governmental investors totaled $4.5 million and $5.9 million with associated gains of $59,000 and $61,000, respectively.

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

         For loans sold to FHLMC and FNMA, the Company retains the responsibility for servicing such loans. At March 31, 1998, 1997 and 1996, the Bank serviced $30.7 million, $25.3 million and $22.9 million loans for others, respectively. Fee income received in connection with loans serviced for others was $77,000, $77,000 and $72,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

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

         Total loans delinquent 90 days or more increased from 45 loans totaling $1.1 million at March 31, 1997, to 49 loans totaling $1.4 million at March 31, 1998. The increase in the amount is primarily due to an increase in delinquent commercial loans from 3 loans with a balance of $556,000 at March 31, 1997, to 9 loans with a balance of $858,000 at March 31, 1998. Total loans delinquent 31-89 days decreased from 95 loans totaling $3.3 million to 61 loans totaling $1.5 million. One-to-four family loans delinquent 31-89 days decreased from 45 loans totaling $2.4 million at March 31, 1997, to 22 loans totaling $0.7 million at March 31, 1998. Management views the increase in total loans delinquent 90 days or more as a major area of concern warranting increased scrutiny. However, the latest available peer group comparison of nonperforming loans and real estate owned as a percentage of total loans as prepared by America's Community Bankers was 1.44% for the Company at September 30, 1997, compared to 1.43% on a nation wide basis, 0.90% of a geographic basis, 1.25% by an asset size basis and 1.70% on an owner type basis. Management also views the decrease in loans 31-89 days as a favorable trend that may indicate improved future performance.

At March 31, 1998, 1997, and 1996, delinquencies in the Company's loan portfolio were as follows:

                                          At March 31, 1998                At March 31, 1997                 At March 31, 1996
                          -------------------------------------------------------------------------------------------------
                             31-89 Days      90 Days or more     31-89 Days     90 Days or more   31-89 Days      90 Days or more
                          ------------------------------------------------------------------------------------------------
                         Number  Principal  Number  Principal Number  Principal Number Principal Number Principal  Number  Principal
                           of      Balance   of      Balance   of      Balance   of     Balance    of    Balance    of      Balance
                         Loans   of Loans   Loans   of Loans  Loans   of Loans  Loans   of Loans  Loans  of Loans  Loans   of Loans
                                   -------------------------------------------------------------------------------------------------
Mortgage loans:
 One-to-four family        22    $  754       5     $ 109       45     $2,399      7     $ 179     34    $1,253       9     $ 386
 Multi-family             - -       - -     - -       - -      - -        - -    - -       - -    - -       - -     - -       - -
 Residential construction   1        62     - -       - -        1         84    - -       - -      2       252       2       121
 Commercial                 6       471       3       280        6        406      2       199      6       539     - -       - -
                           --    ------       -      ---         -     -----       -       ---     -        ---      ---      ---
   Total mortgage loans    29    $1,287       8     $ 389       52     $2,889      9     $ 378     42    $2,044      11       507

Consumer loans             31       161      32       129       39        191     33       137     37       166       9        60

Comercial loans             1         3       9       858        4        204      3       556      4       197       6        64
                           --    ------      --    ------       --     ------     --    ------     --    ------      --      ----
  Total                    61    $1,451      49    $1,376       95     $3,284     45    $1,071     83    $2,407      26     $ 631
                           --   -------      --    ------       --     ------     --    ------     --    ------      --      ----
Delinquent loans to               1.84%             1.74%               4.16%            1.36%            3.05%             0.80%
  gross loans(2)

--------------------------------
 -1    The Company discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more.

 -2    Excluding mortgage-backed and related securities.

       The following table sets forth the Company's loan originations and purchases in various loan categories according to whether the loan is fixed rate versus adjustable rate for the periods indicated.


   Classification of Assets

         Federal regulators require each federally insured bank to classify its assets on a regular basis. In connection with examinations of insured banks, examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more well defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. The Company has adopted an asset classification methodology that parallels that required by federal regulators. At March 31, 1998, based upon the Company's asset classification methodology, the Company had assets classified as Substandard of $1.5 million, none as Doubtful and none as Loss. At March 31, 1997, assets classified as Substandard were $1.1 million, none as Doubtful and none as Loss. Assets that are classified as Loss are reserved at 100% of the indicated loss amount. The FDIC examination policies include a Special Mention category, consisting of assets that currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At March 31, 1998, $289,000 of the Company's assets were classified as Special Mention. The Company's classified assets consist of the non-performing assets and the other loans and assets of concern. As of the date hereof, the Company's classifications are consistent with those of the FDIC and DFI.

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

         Property acquired by the Company as a result of a foreclosure, property upon which a judgment of foreclosure has been entered but prior to foreclosure sale and property that is deemed in-substance foreclosed are classified as foreclosed properties. "In-substance foreclosed" loans are defined as loans for which current and future collection is dependent on the income producing capacity and fair market value of the underlying real estate collateral, rather than the borrower's ability to service the debt. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At March 31, 1998, the Company had $159,000 in foreclosed or in foreclosure properties.

         Nonperforming loans include loans placed on non-accrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets.

                                                                March 31,
                                                       -------------------------
                                                        1998      1997     1996
                                                         (Dollars in Thousands)

Non-accrual mortgage loans 90 days or more past due    $  389    $  378    $ 386
Non-accrual consumer loans 90 days or more past due       116       128       47
Non-accrual commerical loans 90 days or more past due     858       556       64
Loans 90 days or more past due and still accruing          14         9      134
Troubled debt restructurings                               11        -        62
                                                       ------    ------    -----
    Total non-performing loans                         $1,388    $1,071    $ 693
                                                       ------    ------    -----
Total real estate owned and in judgement, net of
    related allowance for losses                          159        -       127
Total non-performing assets                            $1,547    $1,071    $ 820
                                                       ------    ------    -----

Total non-performing loans to gross loans receivable    1.76%     1.37%    0.97%
Total non-performing assets to total assets             1.57%     1.13%    0.95%

Total classified assets                                $1,885    $1,330    $ 778
Total classified assets to total assets                 1.91%     1.40%    0.90%

 Interest income that would have been recorded on non-
    performing loans if current                        $   89    $   59    $  13
Interest income on non-performing loans included
    in net income                                      $   21    $   13    $  17



         As of March 31, 1998, there were no other loans not included in the foregoing tables or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

   Allowance for Loan Losses

         Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish a general allowance for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the DFI and the FDIC, either one of which can order the establishment of additional general or specific loss allowances.

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The ratio of allowance for loan losses to gross loans receivable increased from 0.59% at March 31, 1997, to 0.61.% at March 31, 1998. Based on the actual loss experience an allowance of 0.34% would be adequate at March 31, 1998. The ratio of allowance for loan losses to nonperforming loans decreased from 0.430 at March 31, 1997 to 0.349 at March 31, 1998 due to the increase in nonperforming loans over the period.

The following table sets forth activity in the Company's allowance for loan losses during the periods indicated.

                                             For the Fiscal Year Ended March 31,
                                             -----------------------------------
                                                  1998        1997       1996
                                                     (Dollars in thousands)
Balance at beginning of period                    $ 461      $ 433      $ 434
Additions charged to operations:
    One-to-four family                                0          0          0
    Multi-family and commercial real estate           0          0          0
    Commercial                                       76         75          0
    Consumer                                         24          6         24
                                                    ---         --         --
                                                    100         81         24
Recoveries:
    One-to-four family                                0         19          0
    Multi-family and commercial real estate           3          3          4
    Commercial                                        0          0          0
    Consumer                                          7          0          2
                                                     --         --          -
                                                     10         22          6
Charge-offs:
    One-to-four family                                0          0         (5)
    Multi-family and commercial real estate           0          0          0
    Commercial                                        0        (19)         0
    Consumer                                        (87)       (56)       (26)
                                                    ---        ---        ---
                                                    (87)       (75)       (31)
Net charge-offs                                     (77)       (53)       (25)
                                                  -----      -----      -----
Balance at end of period                          $ 484      $ 461      $ 433

Percentage of loans to gross loans receivable
    Mortgage loans                                84.51%     83.82%     85.11%
    Consumer loans                                 9.92%      9.70%      7.33%

Ratio of allowance for loan losses to gross
    loans receivable at the end of period          0.61%      0.65%      0.74%

Ratio of allowance for loan losses to
    non-performing loans at the end of period(1)  34.871      43.04      66.52

Ratio of net charge-offs to average gross
    loans during period                             0.10%     0.08%      0.05%

Average gross loans outstanding                   $79,471   $65,615    $54,783

Gross loans receivable at the end o period        $78,926   $71,113    $58,834



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

                                                                      At March 31,
                                       -------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------
                                                1998                     1997                      1996
                                       -------------------------------------------------------------------------------
                                                        Loans In                 Loans In                    Loans In
                                                        Category                 Category                    Category
                                                % of    to Total        % of     to Total          % of      to Total
                                                total     Out-          total      Out-            total        Out-
                                              Loans by  standing       Loans by  standing         Loans by   standing
                                       Amount Category   Loans  Amount Category   Loans   Amount  Category     Loans

                                                                (Dollars in thousands)

  Breakdown of allowance:
   Mortgage loans:
    One-to-four family                 $  50    0.09%    73.64%   $ 36    0.06%   71.14%   $  85    0.14%      72.24%
    Multi-family                           1    0.19%     0.67%     -       -      1.19%       1    0.08%       2.10%
    Commercial/nonresidential              5    0.10%     6.67%     34    0.65%    8.25%      22    0.50%       8.09%
    Construction and land                  2    0.07%     3.53%      1    0.04%    4.22%      19    0.13%       2.68%
                                          --             -----      --            -----
     Total mortgage loans                 58             84.51%     71            84.80%     127               85.11%

   Consumer loans                         80    1.02%     9.92%     50    0.69%    9.23%      16    0.12%       7.33%

   Commercial loans                      346    7.87%     5.57%    340    7.29%    5.97%     290    7.71%       7.56%
                                       -----            ------     ---           ------    -----              ------
    Total allowance for loan losses    $ 484            100.00%  $ 461           100.00%   $ 433              100.00%



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

         The  Company   categorizes   the   securities   it  purchases   into  a
"Held-to-Maturity" or an "Available-For-Sale" portfolio as follows:

           1. Securities Held-to-Maturity. The Company has the ability and intent to hold these assets to maturity. Upon acquisition, securities are classified as to the Company's intent and a sale would only be effected due to deteriorating investment quality. The investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Company sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets held for sale.

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

           3. Securities Available-for-Sale. This category includes all securities not classified as held-to-maturity or trading. Securities in this category are carried at fair value, with unrealized holding gains and losses reported, net of deferred income taxes, in a separate component of equity. These securities may be sold, for example, in response to changes in market interest rates, liquidity needs, availability of higher yielding instruments and changes in funding sources.

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

         FHLMC, and FNMA were established to provide support for low and middle-income housing. There are limits to the maximum size of loans that qualify for these programs. Currently, FNMA limits a single family loan to $203,150 and FHLMC limits a single family loan to $227,150.

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

   Composition of Securities Held-to-Maturity

         At March 31, 1998, the Company held $9.4 million in its securities held-to-maturity portfolio, consisting of $6.4 million in mortgage-backed certificates issued by various federal agencies. The estimated market value of those securities at that date was $6.5 million. At March 31, 1998, the mortgage-backed securities portfolio represented 6.5% of the Company's total assets. At March 31, 1998, the Company held $3.0 million in its investment securities, consisting of securities of various federal agencies. At March 31, 1998, the investment securities portfolio represented 3.0% of the Company's total assets.

Composition of Securities Classified as Trading

         At March 31, 1998 and 1997, the Company did not have any investment securities or mortgage-related securities classified as trading.

   Composition of Securities Available for Sale

         At March 31, 1998, the Company did not have any investment securities or mortgage-related securities classified as available for sale.

         The table below sets forth certain information regarding the carrying value, composition and market value of the Company's securities available for sale and mortgage-backed and related securities held-to-maturity at March 31, 1998, 1997, 1996.

                                                    At March 31, 1998           At March 31, 1997            At March 31, 1996
                                                Carrying  % of    Market   Carrying   % of      Market  Carrying    % of     Market
                                                 Value    Total   Value     Value     Total     Value     Value    Total      Value
                                                                             (Dollars in thousands)
Securities available-for-sale:
  U.S. govt securities and other agency
   obligations
     FNMA                                          $ -        -     $ -     $1,963    71.33%    $1,963    $1,956    68.42%    $1,956
     FHLB                                            -        -       -        488    17.73%       488       485    16.96%       485
     FHLMC                                           -        -       -        300    10.90%       300       304    10.63%       304
  Money Market Mutual Fund                           -        -       -          1     0.04%         1       114     3.99%       114

    Total securities available-for-sale            $ -        -     $ -     $2,752   100.00%    $2,752    $2,859   100.00%    $2,859


Securities held-to-maturity
  Mortgage-backed securities
    FNMA                                         $3,868   41.16%  $3,926     4,622    62.28%    $4,523     $2,220    41.32%   $2,206
    FHLMC                                           377    4.01%     384       434     5.85%       420        494     9.19%      487
    GNMA                                          2,153   22.91%   2,236     2,365    31.87%     2,365      2,659    49.49%    2,693
  U.S. govt securities and other agency
   obligations
     FFCB                                           500    5.32%     500        -        -          -          -        -         -
     FHLB                                         1,700   18.09%   1,700        -        -          -          -        -         -
     FHLMC                                          800    8.51%     799        -        -          -          -        -         -

      Total securities held-to-maturity          $9,398  100.00%  $9,545    $7,421   100.00%    $7,308     $5,373   100.00%   $5,386


         At March 31, 1998, the aggregate book value and the aggregate market value of securities issued by FNMA totaled $3.9 million and $3.9 million, respectively. At March 31, 1998, the aggregate book value and the aggregate market value of securities issued by GNMA totaled $2.2 million and $2.2 million, respectively. Both FNMA and GNMA securities exceed 10% of stockholder equity at March 31, 1998.

  The following table shows the maturity or period to repricing of the Company's mortgage-backed securities portfolio held-to-maturity at March 31, 1998:

                                                    At March 31, 1998
                                         ---------------------------------------
                                         Adjustable       Fixed
                                            Rate          Rate          Total
                                          Mortgage      Mortgage      Mortgage-
                                           Backed        Backed        backed
                                         Securities    Securities    Securities

Amounts due or repricing:
    Within one year                         $565           - -        $  565

    After one year:
       One to three years                    - -           - -           - -
       Five to ten years                     - -           - -           - -
       Ten to 20 years                       - -          1029          1029
       Over 20 years                         - -         4,804         4,804
                                             ---         -----         -----
   Total due or repricing after one year     - -         5,833         5,833

        Total due or repricing               565         5,833         6,398
                                             ---         -----         -----
Less:
    Unearned discounts
      and premiums, net                      - -          - -           - -

Mortgage-backed  securities, net            $565        $5,833        $6,398


         At March 31, 1998, the stated average maturity of the Company's mortgage-backed and related securities was 23.9 years.



Sources of Funds

   General

         The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities, and to a lesser extent, FHLB-Chicago advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan payments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings also may be used on a longer-term basis to support expanded lending or investment activities. The Company primarily utilizes advances from the FHLB-Chicago as sources for its borrowings. At March 31, 1998, 1997 and 1996 the Company had advances from the FHLB-Chicago of $19.1 million or 19.3% of total assets, $17.6 million or 18.5% of total assets, and $12.6 million or 14.6% of total assets, respectively. Of the Company's outstanding FHLB-Chicago advances at March 31, 1998, $5.1 million will mature before March 31, 1999. The Company also had borrowings consisting of repurchase agreements and a note payable from a bank of $5.3 million, $4.5 million and $4.4 million at March 31, 1998, 1997 and 1996, respectively.

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

                                              Fiscal Year Ended March 31,
                                               1998      1997       1996
                                                    (In thousands)

Net Deposits (Withdrawals)                  $(1,613)   $ 1,627    $ 4,486
Interest credited on deposits                 2,334      2,674      2,143
                                              -----      -----      -----
     Total increase (decrease) in deposits  $   721    $ 4,301    $ 6,629


         The Company attributes the increase in deposits during the two most recent fiscal years to maintaining competitive rates on deposits and general market conditions.








         At March 31, 1998, the Company had outstanding $3.2 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                            Amount at
                                          March 31, 1998
                                         (In thousands)

Three months or less                           $   891
Over three through six months                      406
Over six through 12 months                         309
Over 12 months                                   1,637
                                               -------
     Total                                     $ 3,243
                                               -------

         The following table sets forth the distribution of the Company's core deposits and certificate accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented:



                                                                             At March 31,
                                 ---------------------------------------------------------------------------------------------------
                                                1998                             1997                              1996
                                 ---------------------------------   -------------------------------   -----------------------------
                                                          Weighted                         Weighted                         Weighted
                                              Percent     Average               Percent     Average               Percent    Average
                                              of total     Nominal              of total     Nominal              of total   Nominal
                                    Amount    deposits      Rate      Amount    deposits      Rate       Amount   deposits    Rate
                                                                              (Dollars in thousands)
Core Deposits:
    Non-interest bearing           $ 3,823      6.14%         -      $ 2,792       4.54%        -       $ 2,069      3.61%       -
    NOW accounts                     5,910      9.49%       2.15%      5,989       9.73%      2.26%       6,173     10.78%     2.57%
    Money market                     6,026      9.68%       4.87%      5,029       8.17%      4.61%       2,314      4.04%     4.77%
    Passbook                         6,091      9.78%       2.31%      5,905       9.59%      2.16%       6,829     11.93%     2.51%
                                    ------     -----        ----      ------      -----       ----       ------     -----      ----
  Total                             21,850     35.08%       2.57%     19,715      32.03%      2.51%      17,385     30.36%     2.53%

Certificates accounts
(current term to maturity):
One to six months                   22,514     36.15%       5.69%     15,941      25.90%      5.43%      14,332     25.03%     5.68%
six to 12 months                     6,889     11.06%       5.75%      9,443      15.34%      5.71%      14,499     25.32%     5.60%
13 to 36 months                      9,435     15.15%       6.05%     14,151      22.99%      6.07%       7,524     13.14%     5.97%
37 to 60 months                      1,389      2.22%       6.08%      2,110       3.44%      6.11%       3,226      5.63%     6.35%
61 to 96 months                        167      0.27%       6.54%        120       0.19%      6.33%         290      0.51%     6.44%
97 to 132 months                        34      0.05%       6.35%         77         -        6.96%          -         -         -
                                    ------     -----        ----      ------      -----       ----       ------     -----      -----
  Total certificates                40,428     64.92%       5.75%     41,842      67.97%      5.75%      39,871     69.64%     5.85%

Total deposits                     $62,278    100.00%       4.62%    $61,557     100.00%      4.71%     $57,256    100.00%     4.84%
                                   -------    ------        ----     -------     ------       ----      -------    ------      ----

         The following table presents, by various rate categories, the amount of certificates of deposit outstanding at March 31, 1997 and March 31, 1998:

                                                           At March 31,
                                                           ------------
                                                        1998         1997
                                                        ----         ----
Certificates of Deposit:                                 (In thousands)
                                                         --------------
    2.00% to 2.99%                                        100           -
    3.00% to 3.99%                                         -            -
    4.00% to 4.99%                                        538        1,442
    5.00% to 5.99%                                     22,861       21,018
    6.00% to 6.99%                                     16,229       18,527
    7.00% to 7.99%                                        670          825
    8.00% to 8.99%                                         30           30
                                                      -------      -------
       Total                                          $40,428      $41,842
                                                      -------      -------

   Borrowings and Other Financing Transactions

         Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as part of its assets/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies the FHLB-Chicago. The Company will have to purchase additional FHLB stock, if advances exceed $19.1 million. At March 31, 1998, the Company's FHLB-Chicago advances totaled $19.1 million, representing 21.9% of total liabilities, an increase from the $17.6 million outstanding at March 31, 1997. The Company intends to continue to leverage its capital base by utilizing FHLB borrowings to originate or purchase loans in fiscal 1999.

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

         While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Company to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings. At March 31, 1998 and March 31, 1997, there were $5.3 million and $4.4 million in reverse repurchase agreements outstanding.

         The following table sets forth certain information regarding the Company's FHLB-Chicago advances and repurchases agreements at or for the periods ended on the dates indicated.
                                      At or For the Fiscal Years Ended March 31,
                                                 1998       1997       1996
                                                   (Dollars in thousands)

FHLB- Chicago advances:
  Average balance outstanding                $ 17,912   $ 15,751    $ 7,629
  Maximum amount outstanding at any
    month-end during the period                23,173     18,245     12,556
  Balance outstanding at end of period         19,062     17,634     12,556
  Weighted average interest rate during
    the period(1)                               5.88%      5.87%      6.00%
  Weighted average interest rate at end
    of period                                   5.49%      5.91%      5.92%

Repuchase agreements:
  Average balance outstanding                 $ 4,937    $ 4,808    $ 3,634
  Maximum amount outstanding at any
    month-end during the period                 6,501      5,761      4,442
  Balance outstanding at end of period          5,258      4,463      4,356
  Weighted average interest rate during
    the period                                  6.00%       5.74%     6.58%
  Weighted average interest rate at end
    of period                                   6.08%       6.13%     6.08%

Total advances and repurchase agreements:
  Average balance outstanding                $ 22,850    $ 20,559  $ 11,263
  Maximum amount outstanding at any
    month-end during the period                29,674      24,006    16,998
  Balance outstanding at end of period         24,320      22,097    16,912
  Weighted average interest rate during
    the period                                  5.91%       5.78%     6.19%
  Weighted average interest rate at end
    of period                                   5.62%       5.95%     5.96%

-------------------------------
(1) Computed on the basis of average monthly balances.

Subsidiary Activities

         The Bank has two wholly owned subsidiaries, Amery Service Agency, Inc. ("ASA"), organized as a Wisconsin corporation in 1970 and Northwest Investments Inc. ("NWI") organized as a Nevada corporation in 1997.

         ASA engages in insurance agency activities permissible under state and federal law, including the sale of credit life and disability products, and maintenance of a third party brokerage relationship. The ASA and the Bank have received approval of the Wisconsin Department of Financial Institutions and the FDIC to engage in the insurance and brokerage activities.

         In January 1983, ASA formed the Pondhurst Condominium Association and developed 64 residential lots for condominium duplexes and four-plexes on land adjacent to a golf course in Amery, Wisconsin (the "Pondhurst Project"). As of March 31, 1998, all 64 residential lots had been sold. On May 8, 1998, ASA sold an adjacent undeveloped 7.5 acre parcel of land for $65,000. The parcel has a book value $15,163. With the sale of the 7.5 acre parcel , the Bank and ASA has complied with a request by the Federal Reserve bank of Minneapolis that ASA divest its holdings in the Pondhurst Project by May 31, 2000. As of March 31, 1998, ASA had total assets of $53,000.

         Because the establishment and operation of a investment subsidiary through incorporation and operation in the state of Nevada may provide certain corporate tax advantages to the Bank and the subsidiary, on May 30, 1997, NWI was established as an investment subsidiary of Bank to manage a portion of its investments. As of March 31, 1998, NWI had total assets of $22.9 million.

Personnel

         At March 31, 1998, the Company had 30 full-time employees and 5 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

Federal Taxation

   General

         The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and the Bank and does not purport to be a comprehensive description of all applicable tax rules.

         The Bank and the Company report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company and its subsidiaries currently file and will continue to file a consolidated federal income tax return. For its taxable year end March 31, 1998, the Bank was subject to a blended federal income tax rate of approximately 34%.

   Bad Debt Reserves

         On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 ("the Act"). The Act repealed the "reserve method" of accounting for bad debts by most thrift institutions, effective for taxable years beginning after 1996. Most thrift institutions such as the Bank are now required to use the "specific charge-off method". The Act also grants partial relief from reserve recapture provisions which are triggered by the change in method. This legislation is not expected to have a material impact on the Bank's financial condition or results of operations.

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

State Taxation

         The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings banks, at the rate of 7.9%. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated state income tax returns. The income of NWI is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax.


Regulation

         The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the DFI, as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a one-bank holding company subject to regulatory oversight by the Federal Reserve Board ("FRB"), the Wisconsin Department of Financial Institutions ("DFI") and the Securities and Exchange Commission ("SEC").


Wisconsin Savings Bank Regulation

         Regulations adopted by the Department of Financial Institutions govern various aspects of the activities and operation of Wisconsin-chartered savings banks.

   Examinations and Assessments

         As a Wisconsin-chartered stock savings bank, the Bank is subject to regulation and supervision by the DFI. The Bank is required to file periodic reports with and is subject to periodic examinations by the DFI. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DFI. On June 25, 1997, the DFI assessed the Bank a $3,376 fee based the Bank's total assets of $96.5 million at December 31, 1996.

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

         Savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments agencies. Investment in debt securities of local governmental units may not exceed 50% of capital and temporary borrowings of any local governmental unit maturing within one year from the date of issue may not exceed 60% of capital. Investment in short-term commercial paper issued by a financial institution, corporation or other borrower must have a maturity of two to 270 days and be rated in one of the four highest categories by a nationally recognized rating service. Subject to the prior approval of the DFI, compliance with capital requirements and certain other restrictions, savings banks may invest in residential housing development projects.

         Savings banks may invest in service corporations or subsidiaries with the prior approval of the DFI and subject to the condition that the service corporation or subsidiary engages in only those activities pre-approved by the DFI, agrees to be audited annually by a certified public accountant, agrees to bear the expense of all examinations and audits conducted by the DFI, and agrees not to enter into a business venture, directly or indirectly, with an officer, director or employee of the savings bank.

         The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991-Restrictions Upon State-Chartered Banks".

   Loans to One Borrower

         Wisconsin-chartered savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, provided certain conditions are satisfied.
At March 31, 1998, the Bank did not have any loans that exceeded the loans-to-one borrower limitations.

   Qualified Thrift Requirement

         As a Wisconsin-chartered savings bank, the Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). At March 31, 1998, the Bank maintained 97.8% of its assets in qualified thrift investments and therefore met the qualified thrift requirement.

   Dividend Limitations

         A savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the DFI is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be may be declared out of retained earnings. Under the DFI's regulations, a savings bank that has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

   Liquidity

         Under the DFI's regulations, savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of its average daily balance during the preceding calendar month of its net withdrawable accounts plus its short-term borrowings. At least 50% of the minimum liquid assets shall consist of primary liquid assets, including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations. Other liquid assets that are not primary liquid assets include mortgage backed securities, certain mortgage derivative securities, securities issued by other states and political subdivisions in other states, and other securities authorized by the DFI as investments for which a secondary resale market exists, including authorized mutual fund investments. On March 31, 1998, the Bank's liquidity ratio was 15.2%.

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

         The Bank has been classified in a risk category that will result in annual assessments of $0.00 per one hundred dollars of deposits. The (FICO) quarterly multiplier is not tied to the FDIC risk calculation. The FICO rate is determined quarterly. For the second quarter of 1997, the FICO SAIF annual rate is $0.065 per one hundred dollars of deposits. The FICO debt service requirement became applicable to all insured institutions on January 1, 1997, in accordance with the Deposit Insurance Act of 1996. The Bank's expense related to federal deposit insurance premiums to the SAIF was $39,000 for the fiscal year ended March 31, 1998. Placement of the Bank in any risk category other than the category having the lowest assessment rate will result in increased SAIF insurance assessments, with a corresponding decrease in net earnings and capital. The Bank does not presently expect that any reasonable foreseeable insurance assessments would significantly impair the Bank's overall financial condition or results of operations. (See Insurance of Deposits)

   Improved Examinations and Audits

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

   Brokered Deposits; Interest Rate Limitations

         FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without  restriction.  "Undercapitalized" institutions  (those that fail to meet minimum regulatory capital  requirements) may not accept  brokered deposits  and  "adequately  capitalized"  institutions (those that are not
"well-capitalized" or  "under-capitalized")  may only accept such   deposits
with   the   consent   of  the   FDIC.   The   definition   of
"well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA. The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At March 31, 1998, the Bank had no brokered deposits.

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

         On July 10, 1996, federal bank regulators adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") and also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans. Federal bank regulators are authorized, but not required, to soundness standards set out in the Guidelines. An institution must file a compliance plan within 30- days of a request to do so from the institution's primary federal regulator. Regulators expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution.

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

         FDIC regulations governing the equity investments of such banks generally prohibit certain equity investments by such banks and require the divestiture of such investments by December 19, 1996. Banks holding impermissible equity investments that do not receive FDIC approval must submit to the FDIC a plan for divesting such investments as quickly and as prudently as possible. The Bank had FDIC approval to hold its impermissible equity investment until May 31, 2000. On May 8, 1998, the Bank sold all of its impermissible equity investments.

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

         FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage limit requirement"). Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director that details the steps it will take to reach capital compliance. At March 31, 1998, the Bank's ratio of Tier 1 capital to total assets was 9.21% or 6.21% in excess of the minimum leverage limit requirement.

         FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines that are designed to provide a measure of capital more sensitive to the risk profiles of individuals banks. In evaluating capital adequacy, the FDIC also will assess the exposure to declines in the economic value of the Bank's capital due to changes in interest rates. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary capital (Tier 2). Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, unrealized losses on securities, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories that are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The weighted sum of the four risk-weighted categories equals risk-weighted assets. At March 31, 1998, the Bank's risk-weighted capital ratio was 14.74%, or 6.74% in excess of the FDIC requirement and the Bank's total capital ratio was 9.72% or 5.72% in excess of the FDIC requirement.

   Wisconsin Regulation

         Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the DFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the DFI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the DFI may direct the savings bank to adhere to a specific written plan established by the DFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At March 31, 1998, the Bank's total capital, as calculated under Wisconsin law, was $ 9.2 million or 9.06% of total assets, which was 3.06% in excess of the required amount.

Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separated insurance funds, the Bank Insurance Fund ("BIF") and the Savings Associations Insurance Fund ("SAIF") are maintained and administered by the FDIC. The Bank is a member of SAIF and the FDIC has examination authority over the Bank. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to it target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

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

         Special Assessment. A one-time special assessment on SAIF deposits was imposed to bring the fund's reserve ration to the statutory 1.25 percent. The assessment rate was approximately 65.7 basis points on deposits as of March 31, 1995. The bill clarifies that the special assessment is deductible for tax purposes in the year paid. The special assessment amounted to $350,000 to the Bank and is reflected in the financial data reported as of March 31, 1997.

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

         Reserve Ratio, Rebates The FDIC is prohibited from setting the semiannual assessment at a rate in excess of what is needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only.

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

         Charter Reform. The Treasury Department was directed to report to Congress by March 31, 1997, with its recommendations on a common charter for banks and savings institutions.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the DFI. Management of the Bank does not know of any practice, condition or violation that might lead to the termination of deposit insurance.

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

         FDIC-insured state-chartered savings banks must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relating to transactions with affiliates in the same manner and to the same extent as if the savings banks were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The FDIC, for safety and soundness reasons, may impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B.

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

Community Reinvestment Act

         Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance. The Bank had a CRA examination on February 12, 1998, and received a "Outstanding" CRA rating.

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


Federal Reserve System

         Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. A depository institution must maintain average daily reserves equal to 3% of the first $47.8 million of net transaction accounts and 10% of net transaction accounts in excess of $47.8 million. There has been a 0% reserve requirement on non-personal deposits since December 27, 1990. In addition, the first $4.4 million of otherwise reserveable liabilities are exempt from the reserve requirement. These percentages and tranches are subject to adjustment by the FRB. The Bank satisfies its reserve requirements on an on-going basis by maintaining average balances of vault cash and non-interest bearing reserve deposits with the FHLB-Chicago (which are passed through to the FRB) which in total are greater than or equal to its required daily average balance.

         Thrift  institutions  also have  authority  to borrow  from the Federal
Reserve Bank "discount window", but FRB policy generally requires thrift institutions to exhaust all sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of March 31, 1998.


Federal Home Loan Bank System

         The Federal Home Loan Bank System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

         The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, (ii) 0.3% of total assets, or (iii) 1/20 of its advances (borrowings) from the FHLB-Chicago. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $1,159,000 at March 31, 1998.

         Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At March 31, 1998, the Bank had $19.1 million in advances from the FHLB-Chicago.

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

   State Savings Bank Holding Company Regulation

         In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the Commissioner. The FDIC has not yet issued proposed regulations governing savings bank holding companies.

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

         The registration under the Securities Act of the shares of the Common Stock does not cover the resale of such shares. Shares of Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of Common Stock of the Company, or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

ITEM 2.  DESCRIPTION OF PROPERTY.

Properties

         The Company conducts its business through three full-service office locations that are located in Polk, St. Croix and Burnett Counties, Wisconsin. The Company owns all of the properties on which its offices are located. Management believes the Company's current facilities are adequate to meet its present and immediately foreseeable needs. A list of the Company's offices is as follows:

                                                                  Net Book Value
                                                               of Properties and
                                              Year               Improvements at
Office Location                             Opened                March 31, 1998
---------------                             -------               --------------
Amery/Home Office                            1936                     $1,210,000
234 S Keller Avenue
PO Box 46
Amery, WI  54001

New Richmond Office                          1972                        910,000
532 S. Knowles Avenue
New Richmond, WI  54017

Siren Office                                 1975                        127,000
24082 Highway 35 N                                                    ----------
Siren, WI  54872
                                                  Net Book Value      $2,247,000
                                                                      ----------

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be material to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders of the Company during the three months ended March 31, 1998.


                                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information required by this item is included under the heading "Notes to Financial Statements of Northwest Equity Corp." and "Shareholder Information" in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1998, which has been filed separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

         The Board of Directors of the Registrant declared a dividend of $0.16 per share to shareholders of record on April 24, 1998. Future payments of dividends will be subject to determination and declaration by the Registrant's Board of Directors, which will take into account the Registrant's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will be paid on the shares of Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Information required by this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations of Northwest Equity Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1998, which has been filed with the Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which section is hereby incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS.

         Information required by this item is included under headings "Consolidated Financial Statements of Northwest Equity Corp." and "Notes to Consolidated Financial Statements of Northwest Equity Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1998, which has been filed with Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         ----------------------------------------------------

         Information required by this item with respect to directors is included under the heading "Matter 1. Election of Directors" in the Registrant's definitive Proxy Statement dated June 17, 1998, relating to the 1998 Annual Meeting of the Shareholders scheduled for July 14, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

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

         Information required by this item with respect to Item 405, Compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is included under the heading "Section 16 Compliance" in the Registrant's definitive Proxy Statement dated June 17, 1998 relating to the 1998 Annual Meeting of Shareholders scheduled for July 14, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

         Information  required  by  this  item is  included  under  the  heading
"Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement dated June 17, 1998, relating to the 1998 Annual Meeting of Shareholders scheduled for July 14, 1998, which was been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Registrant's definitive Proxy Statement dated June 17, 1998, relating to the 1998 Annual Meeting of Shareholders Scheduled for July 14, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information  required  by  this  item is  included  under  the  heading
"Indebtedness of Management and Certain Transactions" in the Registrant's definitive Proxy Statement dated June 17, 1998, relating to the 1998 Annual Meeting of Shareholders scheduled for July 14, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

                                PART IV


ITEM 13.            EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits Required by Item 601:                                Page Number

 2.1   Plan of Conversion of Northwest Savings Bank (as amended)(1)
 3.1   Articles of Incorporation of Registrant (1)
 3.2   By-Laws of Registrant(1)
 3.3   Stock Articles of Incorporation of Northwest Savings Bank (1)
 3.4   By-Laws of Northwest Savings Bank (1)
 4.1   Specimen Stock Certificate of Registrant (1)
 4.2   Specimen Stock Certificate of Northwest Savings Bank (1)
10.1   Northwest Savings Bank Money Purchase Pension Plan (1)
10.2   Northwest Savings Bank Employee Stock Ownership Plan (1)
10.3   Credit Agreement by and between Northwest Savings Bank
         Employee Stock Ownership Trust and Registrant (1)
10.4   Northwest Savings Bank Incentive Plan (as amended) (1)
10.5   1994 Northwest Equity Corp. Stock Option Plan (1)
10.6   Northwest Equity Corp. Incentive Plan (2)
10.7   Northwest Equity Corp. 1995 Stock Option Plan(2)
10.8   Employment Agreement - Mr. Brian L. Beadle (1)
10.9   Employment Agreement - Mr. James L. Moore (1)
11.1   Statement Regarding Computation of Per Share Earnings                50
13.1   1998 Annual Report to Shareholders                                   51
21.1   Subsidiaries of Registrant                                           52
23.1   Consent of Wipfli Ullrich Bertelson LLP                              53
99.1   Proxy Statement for 1998 Annual Meeting of Shareholders              54

----------------------------

(1) Incorporated by reference to exhibits filed with Registrant's Form SB-2 Registrant Statement declared effective on August 5, 1994 (Registration Number 33-73264).

(2) Incoporated by reference to exhibits filed with Registrant's Form S-8 Registration Statement declared effective on January 23, 1996 (Registration Number 333-878).

       (b) Reports on Form 8-K


                   A report on Form 8-K dated January 2, 1998, was filed by the Registrant during the three months ended March 31, 1998. Item 4. Changes in Registrant's Certifying Account notified the SEC that Keller and Yoder, the principal accountants that reported on the consolidated financial statements of Northwest Equity Corp. and subsidiaries on April 24, 1997; was acquired by Wipfli Ullrich Bertelson LLP.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NORTHWEST EQUITY CORP.

Dated:  June 9, 1998             By____/s/Brian L. Beadle______
                                 Brian L. Beadle, President (Principal Executive
                                 Officer and Principal Financial and Accounting
                                 Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                            Title                          Date


__/s/Brian L. Beadle       President (Principal Executive Officer   June 9, 1998
  Brian L. Beadle          and Principal Financial Accounting
                           Officer) and Director


__/s/Gerald J. Ahlin                   Director                     June 9, 1998
  Gerald J. Ahlin


__/s/Verm E. Albrecht                  Director                     June 9, 1998
  Vern E. Albrecht


__/s/Michael D. Jensen                 Director                     June 9, 1998
  Michael D. Jensen


__/s/Donald M. Michels                 Director                     June 9, 1998
  Donald M. Michels


__/s/Norman M. Osero                   Director                     June 9, 1998
   Norman M. Osero

                                INDEX TO EXHIBITS

                                                            Sequentially
                                                            Numbered Page
Exhibit                                                     Where Attached
Number                                                      Exhibits are located

11.l     Statement Regarding Computation of Per Share Earnings     48

13.1     1998 Annual Report to Shareholders                        49

21.1     Subsidiaries of the Registrant                            50

23.1     Consent of Wipfli Ullrich Bertelson LLP                   51

99.1     Proxy Statement for 1998 Annual Meeting of Shareholders   52

EXHIBIT 11.1  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock outstanding.

The computation of net income per common share is as follows:


                                                      For the twelve months        For the twelve months
                                                       ended March 31, 1998         ended March 31, 1997
                                                    ------------------------      -----------------------
                                                      Basic         Diluted          Basic        Diluted

Net income                                          1,120,000      1,120,000        710,000        710,000

Common shares issued                                1,032,517      1,032,517      1,032,517      1,032,517

Net treasury shares                                   198,405        198,405        111,677        111,677

Unallocated ESOP shares                                59,000         59,000         73,750         73,750

Ungranted shares in incentive plan                         -              -              -              -

Weighted average common shares outstanding            775,112        775,112        847,090        847,090

Common stock equivalents based on the
   treasury stock method                                   -          39,603             -          11,198

Total weighted average common shares                  775,112        814,715        847,090        858,288
   and equivalents outstanding

Earnings per share                                      $1.44          $1.37          $0.84          $0.83



EXHIBIT 13.1

1998 ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

                                                           State of Subsidiary's
                                                  Ownership    Incorporation or
     Parent                   Subsidiary          Percentage     Organization

Northwest Equity Corp.   Northwest Savings Bank      100%          Wisconsin

Northwest Savings Bank   Amery Service Agency, Inc.  100%          Wisconsin

Northwest Savings Bank   Northwest Investments, Inc. 100%            Nevada

EXHIBIT 23.1

CONSENT OF WIPFLI ULLRICH BERTELSON LLP

ACCOUNTANT'S CONSENT

We consent to the use and/or incorporation by reference in the Annual Report on Form n10-KSB of Northwest Equity Corp. for the year ended March 31, 1998, of our report dated April 30, 1998, accompanying the financial statements and schedules of the Company contained, or incorporated by reference, in such Annual Report.

                                             __/s/Wipfli Ullrich Bertelson LLP__

                                                Wipfli Ullrich Bertelson LLP

Wisconsin Rapids, Wisconsin
June 9, 1998

EXHIBIT 99.1

PROXY STATEMENT
 FOR 1998 ANNUAL MEETING OF  SHAREHOLDERS