Form 10KSB40/A
period 1998-03-31
NORTHWEST EQUITY CORP
filed 1998-06-29
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-KSB40/A

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

                                PART IV


ITEM 13.            EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits Required by Item 601:                                Page Number

 2.1   Plan of Conversion of Northwest Savings Bank (as amended)(1)
 3.1   Articles of Incorporation of Registrant (1)
 3.2   By-Laws of Registrant(1)
 3.3   Stock Articles of Incorporation of Northwest Savings Bank (1)
 3.4   By-Laws of Northwest Savings Bank (1)
 4.1   Specimen Stock Certificate of Registrant (1)
 4.2   Specimen Stock Certificate of Northwest Savings Bank (1)
10.1   Northwest Savings Bank Money Purchase Pension Plan (1)
10.2   Northwest Savings Bank Employee Stock Ownership Plan (1)
10.3   Credit Agreement by and between Northwest Savings Bank
         Employee Stock Ownership Trust and Registrant (1)
10.4   Northwest Savings Bank Incentive Plan (as amended) (1)
10.5   1994 Northwest Equity Corp. Stock Option Plan (1)
10.6   Northwest Equity Corp. Incentive Plan (2)
10.7   Northwest Equity Corp. 1995 Stock Option Plan(2)
10.8   Employment Agreement - Mr. Brian L. Beadle (1)
10.9   Employment Agreement - Mr. James L. Moore (1)
11.1   Statement Regarding Computation of Per Share Earnings                48
13.1   1998 Annual Report to Shareholders                                   49
21.1   Subsidiaries of Registrant                                           50
23.1   Consent of Wipfli Ullrich Bertelson LLP                              51
99.1   Proxy Statement for 1998 Annual Meeting of Shareholders              52

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