Form 10KSB40/A
period 1998-03-31
NORTHWEST EQUITY CORP
filed 1998-07-06
CIK 916527

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

                           DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB: Portions of the Annual Report to Shareholders for the fiscal year ended March 31, 1998 are incorporated by reference into Parts II and IV hereof. The amendment consists of page 6 of the Annual Report incorporated as Exhibit 13.1. Page 45 of the 10KSB40 is included to refer to said exhibit.

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