Form 10QSB
period 1998-06-30
NORTHWEST EQUITY CORP
filed 1998-08-10
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998
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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 825,301 at June 30, 1998.


SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      NORTHWEST EQUITY CORP.


Dated:____8/7/98______________                By: ___/s/Brian L. Beadle_____
                                                (Brian L. Beadle, President
                                                Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Registrant is not involved in legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant. (Materiality is defined for accounting purposes as $250,000 or more) On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy and the Bank was awarded a non-dischargeable judgment against the guarantor in the amount of $80,000. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at its meeting held December 10, 1996, and subsequent meetings because a reasonable estimate cannot be determined until the legal issues are resolved. As soon as the Board can identify and quantify the amount of the loss, it will book the loss. An auction of the business inventory and equipment was held March 26, 1998. Proceeds of the auction and the recovery of other equipment total $220,435 and will be held by the court appointed receiver. Of that amount, approximately $72,000 is from the sale of property that is not disputed by any third parties and should be recovered by the Bank. The remaining $148,000 will continue to be held by the receiver pending further order of the court. A trial is scheduled for November 9, 1998. An attempt to settle the dispute amongst a limited number of the parties were held April 28, 1998, and at a trial court ordered mediation session held July 10, 1998; but no settlement was reached. Various motions for summary judgment have been filed with the court and at the writing only one issue has been decided and that in favor of the bank's position against the motion of another secured creditor. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $613,000 plus an overdraft of $83,000 less $72,000 of the undisputed auction proceeds and less the current amount in the loan loss reserve of $304,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $204,000. Settlements proposed if accepted would have extinguished the loss reserve and produced no after-tax loss.

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


                                         NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS
                                                        June 30,
                                                     (In Thousands)

                                                                                             June 30,
                                          ASSETS                                               1998        March 31,
                                                                                                          ------------
                                                                                            (unaudited)      1998
                                                                                            ------------  ------------

Cash and cash equivalents:
      Cash and due from banks                                                                    $2,548        $2,642
      Interest-bearing deposits with financial institutions                                       1,256         3,405
         Total cash and cash equivalents                                                          3,804         6,047
Investment securities -  held-to-maturity -  fair value
      of $3,004 at June 30, 1998 and $2,999 at March 31, 1998                                     3,000         3,000
Mortgage backed securities - fair  value of $6,251 at
      June 30, 1998 and $6,546 at March 31, 1998                                                  6,111         6,398
Loans held for sale                                                                                 193           142
Loans receivable - net                                                                           78,528        78,297
Foreclosed properties and properties subject to foreclosure                                         312           159
Investment in Federal Home Loan Bank stock - at
      cost - which approximates fair value                                                          953         1,159
Premises and equipment                                                                            2,252         2,250
Accrued interest receivable                                                                         597           578
Prepaid expenses and other assets                                                                   702           709
                                                                                            ------------  ------------
TOTAL ASSETS                                                                                    $96,452       $98,739
                                                                                            ============  ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Savings accounts                                                                          $61,875       $62,278
      Advances from Federal Home Loan Bank                                                       17,562        19,062
      Other borrowed money                                                                        4,555         5,258
      Accounts payable and accrued expenses                                                         706           627
                                                                                            ------------  ------------
                Total liabilities                                                                84,698        87,225
                                                                                            ------------  ------------

Stockholders' equity
      Preferred stock - $1 par value; 2,000,000 shares
         authorized; none issued                                                                    - -           - -
      Common stock - $1 par value; 4,000,000 shares authorized;
         1,032,517 shares issued; 825,301 shares outstanding                                      1,033         1,033
      Additional paid-in capital                                                                  6,582         6,584
      Less unearned restricted stock plan award                                                     (13)          (26)
      Less unearned Employee Stock Ownership Plan                                                  (358)         (389)
      Less treasury stock - at cost                                                              (2,549)       (2,557)
      Retained earnings - substantially restricted                                                7,059         6,869
                                                                                            ------------  ------------
                Total stockholders' equity                                                       11,754        11,514
                                                                                            ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $96,452       $98,739
                                                                                            ============  ============

                              See accompanying Notes to Consolidated Financial Statements




                                        NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                              Three Months Ended June 30,
                                      (In Thousands except for per share amounts)

                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                               1998          1997
                                                                                            ------------  ------------

Interest income:
      Interest and fees on loans                                                                 $1,745        $1,702
      Interest on mortgage-backed securities                                                        115           132
      Interest and dividends on investments                                                          97            77
                                                                                            ------------  ------------
         Total interest income                                                                    1,957         1,911
                                                                                            ------------  ------------

Interest expense:
      Interest on deposits                                                                          720           717
      Interest on borrowings                                                                        326           333
                                                                                            ------------  ------------
         Total interest expense                                                                   1,046         1,050
                                                                                            ------------  ------------
                Net interest income                                                                 911           861
Provision for loan losses                                                                            25            25
                                                                                            ------------  ------------

Net interest income after provision for loan losses                                                 886           836
                                                                                            ------------  ------------

Other income:
      Mortgage servicing fees                                                                        21            22
      Service charges on deposits                                                                    62            58
      Gain on sale of mortgage loans                                                                 38            16
      Other                                                                                          83            34
                                                                                            ------------  ------------
         Total other income                                                                         204           130
                                                                                            ------------  ------------

General and administrative expenses:
      Salaries and employee benefits                                                                336           310
      Net occupancy expense                                                                          86            78
      Data processing                                                                                35            32
      Federal insurance premiums                                                                     10            10
      Other                                                                                         134           131
                                                                                            ------------  ------------
         Total general and administrative expense                                                   601           561
                                                                                            ------------  ------------

Income before provision for income taxes                                                            489           405

         Provision for income taxes                                                                 167           153
                                                                                            ------------  ------------


Net income                                                                                         $322          $252
                                                                                            ============  ============

      Basic earnings per share                                                                    $0.42         $0.33
                                                                                            ============  ============

      Diluted earnings per share                                                                  $0.39         $0.27
                                                                                            ============  ============

                              See accompanying Notes to Consolidated Financial Statements




                                                                    NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                 (UNAUDITED)
                                                                         Three Months Ended June 30,
                                                                                (In Thousands)

                                                                     Unrealized
                                                                     Gain (Loss)                Unearned
                                                          Additional on Securities  Unearned    ESOP
                                                  Common  Paid-In    Available      Restricted  Compen-  Treasury  Retained
                                                  Stock   Capital    For Sale       Stock       sation   Stock     Earnings   Total
                                                ------------------------------------------------------------------------------------

Three Months Ended June 30, 1997


Balance - March 31, 1997                           $1,033  $6,584       $(29)        $(115)     $(558)   $(2,256)    $6,200 $10,859

Net income                                           - -      - -        - -           - -        - -        - -        252     252
Adjustment of carrying value of securities available
 for sale, net of deferred taxes of $8               - -      - -          9           - -        - -        - -        - -       9
Amortization of unearned ESOP and restricted stock
 award                                               - -      - -        - -            32         41        - -        - -      73
Cash dividends - $.12 per share                      - -      - -        - -           - -        - -        - -       (100)   (100)
                                                 -----------------------------------------------------------------------------------


Balance - June 30, 1997                            1,033    6,584        (20)          (83)      (517)    (2,256)     6,352  11,093
                                                  ==================================================================================

Three Months Ended June 30, 1998

Balance - March 31, 1998                           1,033    6,584        - -           (26)      (389)    (2,557)     6,869  11,514

Net income                                           - -      - -        - -           - -        - -        - -        322     322
Exercise of stock options                            - -       (2)       - -           - -        - -          8        - -       6
Amortization of unearned ESOP and restricted stock
 award                                               - -      - -        - -            13         31        - -        - -      44
Cash dividends - $.16 per share                      - -      - -        - -           - -        - -        - -       (132)    - -
                                                  ----------------------------------------------------------------------------------

Balance - June 30, 1998                           $1,033   $6,582      $ - -          $(13)     $(358)   $(2,549)    $7,059 $11,754
                                                  ==================================================================================

                                                         See accompanying Notes to Consolidated Financial Statements

                                        NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                             Three Months Ended June 30,
                                                  (In Thousands)

                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                               1998          1997
                                                                                            ------------  ------------

Cash flows from operating activities:
      Net income                                                                                   $322          $252
         Adjustments to reconcile net income to net cash
            provided by operating activities:
                Provision for depreciation                                                           37            37
                Provision for loan losses                                                            25            25
                Deferred income taxes                                                               - -           (28)
                Amortization of ESOP and restricted stock awards                                     44            73
                Proceeds from sales of mortgage loans                                             4,466           964
                Loans originated for sale                                                        (4,517)         (951)
                Changes in operating assets and liabilities:
                     Accrued interest receivable                                                    (19)           59
                     Prepaid expenses and other assets                                                7           (87)
                     Accrued interest payable                                                       128            21
                     Accrued income taxes payable                                                    79            55
                     Other accrued liabilities                                                     (130)           40
                                                                                            ------------  ------------

         Net cash provided by operating activities                                                  442           460
                                                                                            ------------  ------------

Cash flows from investing activities:
      Available for sale securities:
         Proceeds from sales                                                                        206           - -
      Held to maturity securities:
         Proceeds from maturity                                                                     500           - -
         Purchases of investment securities                                                        (500)         (302)
         Principal collected on mortgage-backed securities                                          287            97
      Principal collected on long-term loans                                                      5,398         7,354
      Long-term loans originated or acquired                                                     (5,807)       (7,792)
      Purchase of office properties and equipment                                                   (39)           (9)
                                                                                            ------------  ------------
         Net cash (used in) investing activities                                                     45          (652)
                                                                                            ------------  ------------




                             See accompanying Notes to Consolidated Financial Statements



                                        NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Three Months Ended June 30,
                                                   (In Thousands)



                                                                                               1998          1997
                                                                                            ------------  ------------

Cash flows from financing activities:
      Net increase (decrease) in savings accounts                                                  (403)        1,656
      Net increase (decrease) in short-term borrowings                                           (6,309)         (992)
      Repayments of long-term financing                                                            (834)          180
      Proceeds from long-term financing                                                           4,940           600
      Exercise of stock options                                                                       8           - -
      Dividends paid                                                                               (132)         (100)
                                                                                            ------------  ------------

         Net cash provided by (used in) financing activities                                     (2,730)        1,344
                                                                                            ------------  ------------

Increase (decrease) in cash and equivalents                                                      (2,243)        1,152
      Cash and equivalents at beginning                                                           6,047         2,980
                                                                                            ------------  ------------

      Cash and equivalents at  end                                                               $3,804        $4,132
                                                                                            ============  ============




Supplemental disclosures of cash flow information:

      Loans receivable transferred to foreclosed properties
         and properties subject to foreclosure                                                     $166            $9

      Loans charged off                                                                              40            21

      Interest paid                                                                                 918         1,029

      Income taxes paid                                                                              88            98






                             See accompanying Notes to Consolidated Financial Statements




NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1998 and should be read in conjunction with the financial statements and notes which appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

Note 2.  Subsequent Events:  none

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

Comparison of Operating Results for the Three Months Ended June 30, 1997 and June 30, 1998

Net Income

         Net income for the three months ended June 30, 1998, increased $70,000 or 27.8% to $322,000 compared to $252,000 for the three months ended June 30, 1997. The increase in net income was primarily due to an increase in total other income of $74,000 from $130,000 for the three months ended June 30, 1997 to $204,000 for the three months ended June 30, 1998. Other income increased $49,000 from $34,000 for the three months ended June 30, 1997, to $83,000 for the three months ended June 30, 1998. The increase in other income was partially due to an increase in the profit on sale of real estate held in the Bank's subsidiary of $39,000 from $11,000 for the three months ended June 30, 1997, to $50,000 for the three months ended June 30, 1998 and an increase of $14,000 in brokerage commissions from $9,000 for the three months ended June 30, 1997, to $23,000 for the three months ended June 30, 1998. Gain on sale of mortgage loans increased $22,000 from $16,000 for the three months ended June 30, 1997, to $38,000 for the three months ended June 30, 1998. A $50,000 increase in net interest income from $861,000 for the three months ended June 30, 1997 to $911,000 for the three months ended June 30, 1998, was partially offset by an increase in $40,000 in general and administrative expense from $561,000 for the three months ended June 30, 1997 to $601,000 for the three months ended June 30, 1998.

Net Interest Income

         Net interest income increased by $50,000 from $861,000 for the three months ended June 30, 1997, to $911,000 for the three months ended June 30, 1998. The improvement in net interest income results from interest income increasing $46,000 to $1,957,000 for the three months ended June 30, 1998, compared to $1,911,000 for the three months ended June 30, 1997, while interest expense decreased $4,000 to $1,046,000 for the three months ended June 30, 1998, from $1,050,000 for the three months ended June 30, 1997.

Interest Income

         Interest income increased $46,000 or 2.4% to $1,957,000 for the three months ended June 30, 1998, compared to $1,911,000 million for the three months ended June 30, 1997. Interest and fees on loans increased $43,000 to $1,745,000 for the three months ended June 30, 1998, compared to $1,702,000 for the three months ended June 30, 1997. The increase was due to the increase in the average outstanding balance of total loans to $79.1 million for the three months ended June 30, 1998, compared to $77.4 million for the three months ended June 30, 1997. Interest on mortgage-backed and related securities decreased $17,000 to $115,000 for the three months ended June 30, 1998, from $132,000 for the three months ended June 30, 1997, due to an decrease in the average balance of mortgage backed and related securities from $7.2 million for the three months ended June 30, 1997, to an average balance of $6.3 million for the three months ended June 30, 1998, that was the result of the principal repayments and pre-payments.

          Interest on investments increased $20,000 to $97,000 for the three months ended June 30, 1998, compared to $77,000 for the three months ended June 30, 1997, as a result of an increase in the average outstanding balance of interest bearing deposits in other financial institutions from $1.5 million for the three months ended June 30, l997, to $2.3 million for the three months ended June 30, 1998.

Interest Expense

         Interest expense decreased $4,000 or 0.4% to $1,046,000 for the three months ended June 30, 1998, compared to $1,050,000 for the three months ended June 30, 1997. Interest on deposits increased $3,000 or 0.4% from $717,000 for the three months ended June 30, 1997 to $720,000 for the three months ended June 30, 1998. The increase reflects an increase in the average outstanding balance of total deposits to $62.2 million for the three months ended June 30, 1998, from an average balance of $61.6 million for the three months ended June 30, 1997. Interest on borrowings decreased $7,000 or .21% from $333,000 for the three months ended June 30, 1997, to $326,000 for the three months ended June 30, 1998. The decrease reflects a decrease in average rate paid on advances and other borrowings from 5.98% for the three months ended June 30, 1997, to 5.68% for the three months ended June 30, 1998.

Provision for Loan Losses

         The provision for loan losses remained at $25,000 for the three months ended June 30, 1998, compared to $25,000 for the three months ended June 30, 1997. The allowance for loan losses totaled $472,000 at June 30, 1998, compared to $466,000 at June 30, 1997, and represented 0.59% and 0.59% of gross loans and 34.9% and 38.3% of non-performing loans, respectively. The Board of Directors is currently adding $25,000 each quarter to the loan loss reserve to provide for a commercial loan discussed under Asset Quality. That policy will continue until a reasonable estimate of any loss potential can be determined. The non-performing assets to total assets ratio was 1.72% at June 30, 1998, compared to 1.26% at June 30, 1997.

Other Income

         Total other income increased 56.9% or $74,000 to $204,000 for the three months ended June 30, 1998, compared to $130,000 for the three months ended June 30, 1997. Other income increased $49,000 from $34,000 for the three months ended June 30, 1997 to $83,000 for the three months ended June 30, 1998. The increase in other income was partially due to an increase in the profit on sale of real estate held in the Bank's subsidiary of $39,000 from $11,000 for the three months ended June 30, 1997, to $50,000 for the three months ended June 30, 1998, and an increase of $14,000 in brokerage commissions from $9,000 for the three months ended June 30, 1997, to $23,000 for the three months ended June 30, 1998. Gain on sale of mortgage loans increased $22,000 from $16,000 for the three months ended June 30, 1997, to $38,000 for the three months ended June 30, 1998, and reflects the general downward trend in interest rates over the comparable periods which acts to produce gains on sale of mortgage loans sold in the secondary market. Service charges on deposits increased $4,000 from $58,000 for the three months ended June 30, 1997, to $62,000 for the three months ended June 30, 1998.

General and Administrative Expenses

         General and administrative expenses increased $40,000 or 7.1% to $601,000 for the three months ended June 30, 1998, compared to $561,000 for the three months ended June 30, 1997. Salaries and employee benefits increased $26,000 from $310,000 for the three months ended June 30, 1997, to $336,000 for the three months ended June 30, 1998. The increase in salaries is due to cost of living salary increases and additional personnel. Net occupancy expense increased $8,000 from $78,000 for the three months ended June 30, 1997, to $86,000 for the three months ended June 30, 1998, and reflects some extraordinary maintenance items occurring during the quarter. Data processing expenses increased $3,000 from $32,000 for the three months ended June 30, 1997, to $35,000 for the three months ended June 30, 1998. The increase in expense is the result of escalation clauses in the data-processing contract that change with an increase in transaction volumes.

Income Tax Expense

         Income tax expense increased $14,000 or 9.2% from $153,000 for the three months ended June 30, 1997, to $167,000 for the three months ended June 30, 1998. Income before taxes increased $84,000 from $405,000 for the three months ended June 30, 1997, to $489,000 for the three months ended June 30, 1998. The effective tax rate for the three months ended June 30, 1998, was 34.1% compared to 37.8% for the three months ended June 30, 1997. The decrease in the effective rate reflects the establishment on May 30, 1997, of Northwest Investments, Inc., a wholly owned subsidiary domiciled in the state of Nevada, that acts to lower the Company's state income tax obligation.

Financial Condition

         Total assets decreased $2.2 million or 2.2% to $96.5 million at June 30, 1998, compared to $98.7 million at March 31, 1998 due to a decrease in cash of $2.2 million to $3.8 million at June 30, 1998, form $6.0 million at March 31, 1998. The cash was used to reduce advances for the Federal Home Loan Bank $1.5 million from $19.1million at March 31, 1998, to $17.6 million at June 30, 1998; fund a decrease in deposits of $0.4 million to $61.9 million at June 30, 1998, from $62.3 million at March 31, 1998; and fund a decrease in other borrowed money of $0.7million from $5.3 million at March 31, 1998, to $4.6 million at June 30, 1998. The decrease in other borrowed money is the result of seasonal cash withdrawals of retail reverse repurchase agreements held by the local school district. Loans receivable increased $0.2 million to $78.5 million at June 30, 1998, compared to $78.3 million at March 31, 1998. The increase in net loans receivable was the result of the expected seasonal increase of loan activity during the spring and summer months. Investment securities held-to-maturity remained at $3.0 million at June 30, 1998, and March 31, 1998. Mortgage backed and related securities decreased $287,000 from $6.4 million on March 31, 1998, to $6.1 million at June 30, 1998, as the result of principal repayments and prepayments.

         Shareholders' equity increased $240,000 from $11.5 million at March 31, 1998, to $11.8 million at June 30, 1998, as a result of net income for the three months ended June 30, 1998, less $132,000 in cash dividends and the amortization of the common stock purchased by the employee stock ownership plan of $31,000 from ($389,000) on March 31, 1998 to ($358,000) on June 30, 1998; and the
amortization of the unearned restricted stock plan award of $13,000 from ($26,000) at March 31, 1998, to ($13,000) at June 30, 1998.

Disclosures Involving Year 2000 Issues

        Issues related to the century date change and the impact on computer systems and business operations are receiving prominent publicity and attention. Depositors, business partners, investors, and the general public are specifically interested in the effect on the financial condition of each depository institution. The FDIC has advised state savings banks that safe and sound banking practices require them to address Year 2000 issues. The Securities and Exchange Commission (SEC) issued a revised Staff Legal Bulletin NO. 5 to provide specific guidance on disclosure associated with Year 2000 obligations for companies registered under federal securities laws.

        Computer programs generally abbreviated dates by eliminating the century digits of the year. Many resources, such as software; hardware; telephones; voicemail; heating; ventilating and air conditioning; alarms, etc. ("Systems") are affected. These Systems were designed to assume a century value of "19" to save memory and disk space within their programs. In addition, many Systems use a value of "99" in a year or "99/99/99" in a date to indicate "no date" or "any date" or even a default expiration date. As the year 2000 approaches, this abbreviated date mechanism within Systems threatens to disrupt the function of computer software at nearly every business which relies heavily on computer systems for account and other recordkeeping functions. If the millennium issue is ignored, system failures or miscalculations could occur, causing disruptions of operations and a temporary inability to process business transactions.

        The Bank has an inventory of personal computers that access a data processing system provided by EDS in Des Moines, Iowa. If the personal computers and data processing systems fail to process the century date change, it may impair the Bank's ability to process loan payments, accept deposits, and address other operational issues. The Bank's customers, suppliers, other constituents may also be impaired to meet their contractual obligations with the Bank. The Bank has developed a Year 2000 Plan (the "Plan"). The Bank's Plan attempts to identify the systems, assess the risk, and conduct inventories as necessary to assure compliance with the Plan. The Plan calls for identifying all systems in need of remediation by June 30, 1999, and remedying all systems in need of remediation by September 30, 1999. As of March 31, 1998, the Bank estimates it will have to purchase hardware and equipment in the amount of $17,000 (pre-tax) to address the Y2K issues. The expenditures would be amortized over 5-year period, and would add approximately $3,400 in furniture and fixture expense per year for the next 5 years. In addition, the Bank will be assessed in the current fiscal year a one-time fee of $20,000 by EDS to support the FFIEC's testing guidance regarding Year 2000 efforts of financial institutions as outlined in the April 10, 1998, Interagency Statement. These amounts are not considered to be material.

        On February 24, 1998, the FDIC conducted an on-site visitation of the Bank's Year 2000 process. The examiner followed guidelines and recommendations contained in the FFIEC Interagency Statement on Year 2000 Project Management Awareness, dated May 5, 1997, and subsequent publications. In a letter dated March 17, 1998, the FDIC stated that the Bank's Year 2000 Committee is adequately monitoring Year 2000 compliance.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 0.29% of total assets, at the latest available reporting date of March 31, 1998. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

         Management believes that its asset/liability management strategies have reduced the potential effects of changes in interest rates on its operations. Increases in interest rates may decrease net interest income because interest-bearing liabilities will reprice more quickly than interest-earning assets. The Company's analysis of the maturity and repricing of assets and liabilities incorporates certain assumptions concerning the amortization and prepayment of such assets and liabilities.

         Management   believes  that  these   assumptions   approximate   actual
experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.


Management Strategy

Asset Quality

         The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between .95% and 1.72% of total assets during the last three years and were 1.72% of total assets at June 30, 1998. Cumulative gross charge-offs over the last three fiscal years totaled $193,000 and were offset by $38,000 in recoveries. The last three years cumulative gross charge-offs of commercial loans have totaled $19,000. The cumulative gross charge-offs, $169,000 were installment loans and were offset by $9,000 in recoveries. The remaining $5,000 in cumulative gross charge-offs were real estate loans and were offset by $29,000 in recoveries.

On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors has since filed personal bankruptcy and the Bank was awarded a non-dischargeable judgment against the guarantor in the amount of $80,000. Depending upon the non-exempt assets of the parties involved, the Bank's legal counsel believes the Bank should have sufficient legal grounds to expect recovery from the Bank's collateral, personal guarantees, and the other parties involved. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly loss allowance to $25,000 until more information is available to make a reasonable estimate of any losses that may occur. The Board continued this policy at its meeting held December 10, 1996, and subsequent meetings because a reasonable estimate cannot be determined until the legal issues are resolved. As soon as the Board can identify and quantify the amount of the loss, it will book the loss. An auction of the business inventory and equipment was held March 26, 1998. Proceeds of the auction and the recovery of other equipment total $220,435 and will be held by the court appointed receiver. Of that amount, approximately $72,000 is from the sale of property that is not disputed by any third parties and should be recovered by the Bank. The remaining $148,000 will continue to be held by the receiver pending MANAGEMENT'S DISCUSSION (CONT.)

further order of the court. A trial is scheduled for November 9, 1998. An attempt to settle the dispute amongst a limited number of the parties was held April 28, 1998, but no agreements were reached. The trial court ordered a mediation session for July 10, 1998. Various motions for summary judgment have been filed with the court and the court's decision is expected by July 1, 1998. In order to establish an order of magnitude of the loss potential, a worst case scenario of no recovery on a loan of $613,000 plus an overdraft of $83,000 less $72,000 of the undisputed auction proceeds and less the current amount in the loan loss reserve of $304,000 allocated or available to be allocated to this loan, would produce an after-tax loss of approximately $204,000. Settlements proposed if accepted would have extinguished the loss reserve and produced no after-tax loss.

         During the fiscal years ended March 31, 1998, 1997 and 1996, the Company recorded provisions for loan losses of $100,000, $81,000, and $24,000, respectively, to its allowance for loan losses and had net charge-offs of $77,000, $53,000, and $25,000, respectively. The Company's allowance for loan losses at June 30, 1998, totaled $472,000 or 304.5% of cumulative gross charge-offs during the last three fiscal years. Management currently believes the allowance for loan losses at June 30, 1998, is at an adequate level and that future provisions for loan losses will be maintained at current levels until more information is available concerning the large commercial loan mentioned in the previous paragraph.

         Total loans delinquent 90 days or more decreased from $1.4 million at March 31, 1998 to $1.3 million or 1.34% of assets at June 30, 1998. Total loans delinquent 31-89 days increased from $1.5 million at March 31, 1998, to $3.2 million at June 30, 1998. The latest available peer group comparison of the average nonperforming loans and real estate owned as a percentage of total loans as prepared by America's Community Bankers was 1.44% for the Company at September 30, 1997, compared to 1.43% on a nation wide basis, 0.90% on a geographic basis, 1.25% on an asset size basis, and 1.70% on an owner type basis. Considering that the commercial loan mentioned above with a delinquent balance of $613,000, total loans delinquent 90 days or more would compare very favorably with the peer group.


Selected Financial Ratios and Other Data:              At or For the
                                                 Three months ended June 30,
Performance Ratios                                1998              1997
                                                  ----              ----

Return on average assets                          1.32%             1.05%
Return on average equity                         11.3%              9.33%


       MANAGEMENT' S DISCUSSION(CONT.)
                                                                    Three Months Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                               1998                                           1997
                                         -------------------------------------------------------------------------------------------
                                               Average        Interest       Average         Average         Interest      Average
                                             Outstanding       Earned/       Yield/        Outstanding       Earned/        Yield/
                                              Balance           Paid          Rate           Balance           Paid          Rate

Assets
 Interest-earning assets:
 Mortgage loans                              $ 66,827         $ 1,449         8.67%         $ 65,404         $ 1,420         8.68%
 Commerical loans                               4,399             104         9.46%            4,733             101         8.54%
 Consumer loans                                 7,837             192         9.80%            7,229             181        10.02%
                                            ------------      ---------                     ----------        --------
  Total loans                                  79,063           1,745         8.83%           77,366           1,702         8.80%
 Mortgage-backed securities                     6,311             115         7.29%            7,226             132         7.31%
 Interest bearing deposits in other
  financial institutions                        2,339              32         5.47%            1,529              21         5.50%
 Investment securities                          2,978              46         6.18%            3,002              40         5.33%
 Federal Home Loan Bank stock                   1,003              19         6.75%              912              16         6.75%
                                            ------------      ---------                     -----------      ---------
  Total interest-earning assets                91,694         $ 1,957         8.54%           90,035         $ 1,911         8.49%
                                                              ---------                                      ----------
 Non-interest earning assets                    5,299                                          5,299
                                            ------------                                    -----------
  Total assets                               $ 96,993                                       $ 95,334
                                            ============                                    ===========

Liabilities and retained earnings:
 Deposits:
 NOW accounts(1)                              $ 9,842            $ 35         1.42%          $ 9,059             $ 34        1.50%
 Money market deposit accounts                  6,171              76         4.93%            4,940               56        4.53%
 Passbook                                       6,146              33         2.15%            5,962               32        2.15%
 Certificates of deposit                       40,021             576         5.76%           41,640              595        5.72%
                                            ------------       ---------                    ------------      ----------
   Total deposits                              62,180             720         4.63%           61,601              717        4.66%
 Advances and other borrowings                 22,974             326         5.68%           22,270              333        5.98%
                                            -------------      ----------                   ------------      -----------
   Total interest-bearing liabilities          85,154           1,046         4.91%           83,871            1,050        5.01%
                                                               ----------                                     -----------
 Non-interest bearing liabilities                 416                                            664
 Equity                                        11,423                                         10,799
                                            -------------                                   ------------
  Total liabilities and retained earnings    $ 96,993                                       $ 95,334
                                            =============                                   =============
 Net interest income/interest rate spread(2)                    $ 911         3.63%                             $ 861        3.48%
                                                               ==========    =======                           ==========   =======
 Net earning assets/net interest margin(3)    $ 6,540                         3.97%          $ 6,164                         3.82%
                                            =============                    ========       ==============                  =======
 Average interest-earning assets to
  average interest-bearing liabilities           1.08 x                                         1.07 x

                                            =============                                   ===============
 ________________________
 (1)  Includes non-interest bearing NOW accounts.
 (2)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities
 (3)  Net interest margin represents net interest income divided by average interest-earning assets.
