Form 10QSB/A
period 1998-06-30
NORTHWEST EQUITY CORP
filed 1998-08-13
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB/A

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

                                                      NORTHWEST EQUITY CORP.


Dated:____8/13/98______________                By: ___/s/Brian L. Beadle_____
                                                (Brian L. Beadle, President
                                                Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer)