Form 10QSB
period 1998-09-30
NORTHWEST EQUITY CORP
filed 1998-10-29
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998
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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                              (1) Yes__x__ No_____
                              (2) Yes__x__ No_____

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 825,301 at September 30, 1998.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NORTHWEST EQUITY CORP.


Dated:___10/28/98______________                 By: ___/s/Brian L. Beadle____
                                                (Brian L. Beadle, President
                                                Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Registrant is not involved in legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant. (Materiality is defined for accounting purposes as $250,000 or more) On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. The proceedings were filed with the Circuit Judge, Polk County Courthouse, Balsam Lake, Wisconsin. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors filed personal bankruptcy and the Bank was awarded a non-dischargeable judgment against the guarantor in the amount of $80,000. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly provision for loan losses to $25,000 until more information became available to make a reasonable estimate of any loss that may occur. The Board continued this policy at its meeting held December 10, 1996, and subsequent meetings because a reasonable estimate could not be determined until the legal issues were resolved. The Board expects the loss will be identifiable after the trial scheduled for November 9, 1998, and the loss will be booked during the quarter ending December 31, 1998. An auction of the business inventory and equipment was held March 26, 1998. Proceeds of the auction and the recovery of other equipment total $188,185 and will be held by the court appointed receiver. Of that amount, approximately $72,000 is from the sale of property that is not disputed by any third parties and should be recovered by the Bank. The remaining $116,000 will continue to be held by the receiver pending further order of the court. Attempts to settle the dispute amongst the parties were held April 28, 1998, and at trial court ordered mediation sessions held July 10, 1998 and October 12, 1998; and all but three parties reached settlement agreements with the Bank during the October session. The proceeds to the Bank of the various settlement agreements if consummated and an estimate of proposed settlements with the remaining three parties total approximately $262,000. Considering a current loan balance and costs of $620,000; plus an overdraft of $80,291; plus an estimated $10,000 of additional attorneys fees to settle the law suit; less the estimated settlement proceeds of $262,000; less the current amount in the allowance for loan losses of $110,000 allocated to this loan; would require a provision for loan losses of $338,000 for the three months ended December 31, 1998, that would result in an after-tax loss of approximately $223,000. Introducing this estimated loss in the allowance for loan losses calculation, the anticipated allowance for loan losses balance will be approximately $375,000 at December 31, 1998.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on July 14, 1998. There were 825,301 shares of common stock of the Company entitled to vote at the Annual Meeting, and 784,599 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                                          Number of Votes
                                                                                         For        Withheld

Nominees for Director for a Three-Year Term Expiring in 2001

         Vern E. Albrecht............................................................   780,374      4,225
         Norman M. Osero.............................................................   780,016      4,583

                                                                                          Number of Votes
                                                                                         For         Against       Abstained
Ratification of Wipfli Ullrich Bertelson LLP as independent
         auditors for the fiscal year ending March 31, 1999..........................   780,674          0            3,925

Item 5.  Other  Information.
         None.

Item 6.  Exhibits and Reports on Form 8-k.

         a. No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                                               (In Thousands)
                                                   ASSETS
                                                                                              September 30,
                                                                                          1998        March 31,
                                                                                       (unaudited)      1998
                                                                                        -------------------------
                                                                                        -----------  ------------

Cash and cash equivalents:
      Cash and due from banks                                                             $3,678        $2,642
      Interest-bearing deposits with financial institutions                                1,551         3,405
          Total cash and cash equivalents                                                  5,229         6,047
Investment securities -  held-to-maturity -  fair value
      of $2,421 at September 30, 1998 and $2,999 at March 31, 1998                         2,400         3,000
Mortgage backed securities - held to maturity - fair  value of $6,791
      at September 30, 1998 and $6,546 at March 31, 1998                                   6,607         6,398
Loans held for sale                                                                          236           142
Loans receivable - net                                                                    79,850        78,297
Foreclosed properties and properties subject to foreclosure                                  280           159
Investment in Federal Home Loan Bank stock - at
      cost - which approximates fair value                                                   953         1,159
Premises and equipment                                                                     2,232         2,250
Accrued interest receivable                                                                  576           578
Prepaid expenses and other assets                                                            750           709
                                                                                        -----------  ------------
TOTAL ASSETS                                                                             $99,113       $98,739
                                                                                        ===========  ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Savings accounts                                                                   $62,081       $62,278
      Advances from Federal Home Loan Bank                                                18,301        19,062
      Other borrowed money                                                                 6,200         5,258
      Accounts payable and accrued expenses                                                  533           627
                                                                                       -----------  ------------
               Total liabilities                                                          87,115        87,225
                                                                                       -----------  ------------

Stockholders' equity
      Preferred stock - $1 par value; 2,000,000 shares
          authorized; none issued                                                            - -           - -
      Common stock - $1 par value; 4,000,000 shares authorized;
          1,032,517 shares issued; 825,301 shares outstanding                              1,033         1,033
      Additional paid-in capital                                                           6,582         6,584
      Less unearned restricted stock plan award                                              - -           (26)
      Less unearned Employee Stock Ownership Plan                                           (297)         (389)
      Less treasury stock - at cost                                                       (2,549)       (2,557)
      Retained earnings - substantially restricted                                         7,229         6,869
                                                                                        -----------  ------------
               Total stockholders' equity                                                 11,998        11,514
                                                                                        -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $99,113       $98,739
                                                                                        ===========  ============


                        See accompanying Notes to Consolidated Financial Statements



                                  NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                  (In Thousands except for per share amounts)

                                                           Three Months Ended           Six Months Ended
                                                       September 30,                     September 30,
                                                           1998          1997          1998         1997
                                                       -------------  ------------  -----------  ------------
                                                       -------------  ------------  -----------  ------------
Interest income:
      Interest and fees on loans                             $1,780        $1,725       $3,525        $3,430
      Interest on mortgage-backed securities                    110           126          225           258
      Interest and dividends on investments                      79            77          176           154
                                                       -------------  ------------  -----------  ------------
          Total interest income                               1,969         1,928        3,926         3,842
                                                       -------------  ------------  -----------  ------------

Interest expense:
      Interest on deposits                                      712           729        1,432         1,446
      Interest on borrowings                                    322           337          648           670
                                                       -------------  ------------  -----------  ------------
          Total interest expense                              1,034         1,066        2,080         2,116
                                                       -------------  ------------  -----------  ------------
                 Net interest income                            935           862        1,846         1,726
Provision for loan losses                                        25            25           50            50
                                                       -------------  ------------  -----------  ------------
Net interest income after provision for loan losses             910           837        1,796         1,676
                                                       -------------  ------------  -----------  ------------

Other income:
      Mortgage servicing fees                                    23            20           44            39
      Service charges on deposits                                66            64          128           122
      Gain(loss) on sale of investments                         - -           (24)         - -           (24)
      Gain on sale of mortgage loans                             59            36           97            52
      Other                                                      36            40          119            74
                                                       -------------  ------------  -----------  ------------
          Total other income                                    184           136          388           263
                                                       -------------  ------------  -----------  ------------

General and administrative expenses:
      Salaries and employee benefits                            323           306          659           616
      Net occupancy expense                                      92            85          178           163
      Data processing                                            37            33           72            65
      Federal insurance premiums                                 10             9           20            19
      Other                                                     155           149          289           280
                                                       -------------  ------------  -----------  ------------
          Total general and administrative expense              617           582        1,218         1,143
                                                       -------------  ------------  -----------  ------------
Income before provision for income taxes                        477           391          966           796

          Provision for income taxes                            167           135          334           288
                                                       -------------  ------------  -----------  ------------

Net income                                                     $310          $256         $632          $508
                                                       =============  ============  ===========  ============

      Basic earnings per share                                $0.40         $0.33        $0.81         $0.65
                                                       =============  ============  ===========  ============

      Diluted earnings per share                              $0.38         $0.32        $0.71         $0.62
                                                       =============  ============  ===========  ============


                        See accompanying Notes to Consolidated Financial Statements



                                                               NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                            (UNAUDITED)
                                                                          (In Thousands)

                                                                        Unrealized
                                                                        Gain (Loss)             Unearned
                                                            Additional on Securities Unearned     ESOP
                                                     Common   Paid-In    Available   Restricted  Compen-  Treasury  Retained
                                                     Stock    Capital    For Sale     Stock      sation    Stock    Earnings  Total
                                                    --------------------------------------------------------------------------------

Six Months Ended September 30, 1997


Balance - March 31, 1997                            $1,033    $6,584       $(29)      $(115)     $(558)   $(2,256)   $6,200 $10,859

Net income                                             - -       - -        - -         - -        - -        - -       508     508
Adjustment of carrying value of securities available
 for sale, net of deferred taxes of $20                - -       - -         29         - -        - -        - -       - -      29
Amortization of unearned ESOP and restricted stock
 award                                                 - -       - -        - -          64         82        - -       - -     146
Cash dividends - $.25 per share                        - -       - -        - -         - -        - -        - -      (209)   (209)
                                                    --------------------------------------------------------------------------------

Balance - September 30, 1997                         1,033     6,584        $ -         (51)      (476)    (2,256)    6,499  11,333
                                                    ================================================================================

Six Months Ended September 30, 1998

Balance - March 31, 1998                             1,033     6,584        - -         (26)      (389)    (2,557)    6,869  11,514

Net income                                             - -       - -        - -         - -        - -        - -       632     632
Exercise of stock options                              - -        (2)       - -         - -        - -          8       - -       6
Amortization of unearned ESOP and restricted stock
 award                                                 - -       - -        - -          26         92        - -       - -     118
Cash dividends - $.33 per share                        - -       - -        - -         - -        - -        - -      (272)    - -
                                                    --------------------------------------------------------------------------------
Balance - September 30, 1998                        $1,033    $6,582        $ -         $ -      $(297)   $(2,549)   $7,229 $11,998
                                                    ================================================================================


                                     See accompanying Notes to Consolidated Financial Statements


                                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                               (In Thousands)

                                                                                        Six Months Ended
                                                                                         September 30,
                                                                                       1998         1997
                                                                                    -----------  ------------

Cash flows from operating activities:
      Net income                                                                          $632          $508
          Adjustments to reconcile net income to net cash
             provided by operating activities:
                 Provision for depreciation                                                 72            74
                 Provision for loan losses                                                  50            50
                 Deferred income taxes                                                     - -           (20)
                 Amortization of ESOP and restricted stock awards                          118           146
                 Proceeds from sales of mortgage loans                                   8,632         2,438
                 Loans originated for sale                                              (8,726)       (2,064)
                 Changes in operating assets and liabilities:
                      Accrued interest receivable                                            2            35
                      Prepaid expenses and other assets                                    (41)           34
                      Accrued interest payable                                             128            76
                      Accrued income taxes payable                                         (94)          (79)
                      Other accrued liabilities                                           (130)           39
                                                                                    -----------  ------------

          Net cash provided by operating activities                                        643         1,237
                                                                                    -----------  ------------

Cash flows from investing activities:
      Available for sale securities:
          Proceeds from sales                                                              206           - -
          Proceeds from maturity                                                           - -         2,528
          Purchases of investment securities                                               - -          (810)
      Held to maturity securities:
          Proceeds from maturity                                                         1,700           - -
          Purchases of investment securities                                            (1,100)       (2,578)
          Purchases of mortgage-backed securities                                       (1,000)          - -
          Principal collected on mortgage-backed securities                                791           437
      Principal collected on long-term loans                                            10,464        15,017
      Long-term loans originated or acquired                                           (12,188)      (16,978)
      Purchase of office properties and equipment                                          (54)          (31)
                                                                                    -----------  ------------
          Net cash (used in) investing activities                                       (1,181)       (2,415)
                                                                                    -----------  ------------





                        See accompanying Notes to Consolidated Financial Statements



                                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In Thousands)

                                                                                        Six Months Ended
                                                                                         September 30,
                                                                                       1998         1997
                                                                                    -----------  ------------

Cash flows from financing activities:
      Net increase (decrease) in savings accounts                                         (197)        1,056
      Net increase (decrease) in short-term borrowings                                  (1,093)        5,053
      Repayments of long-term financing                                                 (3,666)       (6,728)
      Proceeds from long-term financing                                                  4,940         1,966
      Exercise of stock options                                                              8           - -
      Dividends paid                                                                      (272)         (209)
                                                                                    -----------  -----------
          Net Cash provided by (used in) financing activities                             (280)        1,138
                                                                                    -----------  ------------

Increase (decrease) in cash and equivalents                                               (818)          (40)
      Cash and equivalents - beginning                                                   6,047         2,980
                                                                                    -----------  ------------

      Cash and equivalents - ending                                                     $5,229        $2,940
                                                                                    ===========  ============




Supplemental disclosures of cash flow information:

      Loans receivable transferred to foreclosed properties
          and properties subject to foreclosure                                           $166           $42

      Loans charged off                                                                     58            47

      Interest paid                                                                      1,952         2,040

      Income taxes paid                                                                    428           367






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

Note 2.  Subsequent Events:

          As part of the Legal Proceedings listed under Part II, Item 1., a court ordered mediation session was held on October 12, 1998. At that session, all but three parties reached settlement agreements with the Bank. The proceeds to the Bank of the various settlement agreements, if consummated, and an estimate of proposed settlements with the remaining three parties total approximately $262,000. Considering a current loan balance and costs of $620,000; plus an overdraft of $80,291; plus an estimated $10,000 of additional attorneys fees to settle the law suit; less the estimated settlement proceeds of $262,000; less the current amount in the allowance for loan losses of $110,000 allocated to this loan; would require a provision for loan losses of $338,000 for the three months ended December 31, 1998, that would result in an after-tax loss of approximately $223,000. Introducing this estimated loss in the allowance for loan losses calculation, the anticipated allowance for loan losses balance will be approximately $375,000 at December 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

Comparison of Operating Results for the Three Months Ended September 30, 1997 and September 30, 1998

Net Income

         Net income for the three months ended September 30, 1998, increased $54,000 or 21.1% to $310,000 compared to $256,000 for the three months ended September 30, 1997. The increase in net income is due to an increase of $73,000 in net interest income from $862,000 for the three months ended September 30, 1997, to $935,000 for the three months ended September 30, 1998; an increase of $48,000 in total other income from $136,000 for the three months ended September 30, 1997, to $184,000 for the three months ended September 30, 1998; that is offset by an increase of $25,000 in general and administrative expense from $582,000 for the three months ended September 30, 1997, to $617,000 for the three months ended September 30, 1998, and an increase of $32,000 in the provision for income taxes from $135,000 for the three months ended September 30, 1997, to $167,000 for the three months ended September 30, 1998.

Net Interest Income

         Net interest income increased by $73,000 from $862,000 for the three months ended September 30, 1997, to $935,000 for the three months ended September 30, 1998. The increase in net interest income is a result of an increase in interest income of $41,000 to $1,969,000 for the three months ended September 30, 1998, compared to $1,928,000 for the three months ended September 30, 1997; combined with a decrease in interest expense of $32,000 to $1,034,000 for the three months ended September 30, 1998, from $1,066,000 for the three months ended September 30, 1997.

Interest Income

         Interest income increased $41,000 or 2.1% to $1,969,000 for the three months ended September 30, 1998, compared to $1,928,000 for the three months ended September 30, 1997. Interest and fees on loans increased $55,000 to $1,780,000 for the three months ended September 30, 1998, compared to $1,725,000 for the three months ended September 30, 1997. This increase was due to the increase in the average outstanding balance of total loans to $79.8 million for the three months ended September 30, 1998, compared to $78.8 million for the three months ended September 30, 1997. Interest on mortgage-backed and related securities decreased $16,000 to $110,000 for the three months ended September 30, 1998, from $126,000 for the three months ended September 30, 1997. This decrease was due to a decrease in the average outstanding balance of mortgage backed and related securities of $0.8 million from $7.2 million for the three months ended September 30, 1997, to an average outstanding balance of $ 6.4 million for the three months ended September 30, 1998. Interest on investments remained virtually unchanged, increasing $2,000 to $79,000 for the three months ended September 30, 1998, compared to $77,000 for the three months ended September 30, 1997.

Interest Expense

         Interest expense decreased $32,000 or 3.0% to $1,034,000 for the three months ended September 30, 1998, compared to $1,066,000 for the three months ended September 30, 1997. Interest on deposits decreased $17,000 or 2.3% from $729,000 for the three months ended September 30, 1997, to $712,000 for the three months ended September 30, 1998. The decrease in interest on deposits is a result of a decrease in the average outstanding balance of total deposits to $61.l million for the three months ended September 30, 1998, from $62.5 million for the three months ended September 30, 1997. The average yield of total deposits remained at 4.66% for the three months ended September 30, 1998, and the three months ended September 30, 1997. Interest on borrowings decreased $15,000 or 4.4% from $337,000 for the three months ended September 30, 1997, to $322,000 for the three months ended September 30, 1998. The decrease reflects an decrease in the average yield/rate of advances and other borrowings from 6.00% for the three months ended September 30, 1997, to 5.56% for the three months ended September 30, 1998.

Provision for Loan Losses

     The provision for loan losses remained at $25,000 for the three months ended September 30, 1998, and the three months ended September 30, 1997. That amount reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to increase the provision for loan losses to $25,000 per quarter until more information is available to make a reasonable estimate of any losses that may occur. The terms of a proposed settlement on October 12, 1998, if consummated, would require an additional $338,000 to the provision for loan losses and would create an estimated balance of $375,000 in the allowance for loan losses at December 31, 1998. (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $484,000 at September 30, 1998, compared to $470,000 at September 30, 1997, and represented 0.60% and 0.56% of gross loans and 34.3% and 33.2% of non-performing loans, respectively. The non-performing assets to total assets ratio was 1.71% at September 30, 1998, compared to 1.43% at September 30, 1997.

Other Income

         Total other income increased 35.2% or $48,000 to $184,000 for the three months ended September 30, 1998, compared to $136,000 for the three months ended September 30, 1997. The increase results from a $23,000 increase in gain on sale of mortgage loans to $59,000 for the three months ended September 30, 1998, compared to $36,000 for the three months ended September 30, 1997, and a decrease of $24,000 in the gain or (loss) on the sale of investments from $(24,000) for the three months ended September 30, 1997, to $00 for the three months ended September 30, 1998. The increase in the gain on sale of mortgage loans results from the general decline of interest rates over the two comparable periods which enhances the bank's ability to generate gains on sale of mortgage. The loss on the sale of investments was a nonrecurring event.

General and Administrative Expenses

General and administrative expenses increased $35,000 or 6.0% to $617,000 for the three months ended September 30, 1998, compared to $582,000 for the three months ended September 30, 1997. The increase was primarily due to an increase of $17,000 in salaries and employee benefits from $306,000 for the three months ended September 30, 1997, to $323,000 for the three months ended September 30, 1998. The increase was due to adjustments in employee salaries in response to intense wage competition for employees in the marketplace. The increase in expenses was also partially due to an increase in net occupancy expense of $7,000 from $85,000 for the three months ended September 30, 1997, to $92,000 for the three months ended September 30, 1998. The increase was due to some extraordinary repairs and maintenance expense items.

Income Tax Expense

Income tax expense increased $32,000 or 23.7% from $135,000 for the three months ended September 30, 1997, to $167,000 for the three months ended September 30, 1998. The increase in income tax expense is the direct result of the increase in income before taxes of $86,000 from $391,000 for the three months ended September 30, 1997, to $477,000 for the three months ended September 30, 1998. The effective tax rate for the three months ended September 30, 1998, was 35.0% compared to 34.3% for the three months ended September 30, 1997.

Comparison of Operating Results for the Six Months Ended September 30, 1997 and September 30, 1998

Net Income

         Net income for the six months ended September 30, 1998, increased $124,000 or 24.4% to $632,000 compared to $508,000 for the six months ended September 30, 1997. The increase in net income was primarily due to an increase in net interest income of $120,000 from $1,726,000 for the six months ended September 30, 1997 to $1,846,000 for the six months ended September 30, 1998. Total other income increased $125,000 from $263,000 for the six months ended September 30, 1997, to $388,000 for the six months ended September 30, 1998. However, that increase was offset by an increase of $75,000 in general and administrative expenses from $1,143,000 for the six months ended September 30, 1997, to $1,218,000 to the six months ended September 30, 1998; and an increase in provision for income taxes of $46,000 from $288,000 for the six months ended September 30, 1997, to $334,000 for the six months ended September 30, 1998.

Net Interest Income

         Net interest income increased by $120,000 from $1,726,000 for the six months ended September 30, 1997, to $1,846,000 for the six months ended September 30, 1998. The increase in net interest income is a result of an increase in interest income of $84,000 to $3,926,000 for the six months ended September 30, 1998, compared to $3,842,000 for the six months ended September 30, 1997; combined with a decrease in interest expense of $36,000 to $2,080,000 for the six months ended September 30, 1998, from $2,116,000 for the six months ended September 30, 1997.

Interest Income

         Interest income increased $84,000 or 2.1% to $3,926,000 for the six months ended September 30, 1998, compared to $3,842,000 for the six months ended September 30, 1997. Of the increase, $95,000 was due to an increase in interest and fees on loans to $3,525,000 for the six months ended September 30, 1998, compared to $3,430,000 for the six months ended September 30, 1997. This increase was due to the increase in the average outstanding balance of total loans to $79.5 million for the six months ended September 30, 1998, compared to $78.1 million for the six months ended September 30, 1997. The increase in interest and fees on loans was partially offset by a decrease of $33,000 in interest on mortgage-backed and related securities to $225,000 for the six months ended September 30, 1998, from $258,000 for the six months ended
September 30, 1997. This decrease was due to a decrease in the average outstanding balance of mortgage backed and related securities from $7.2 million for the six months ended September 30, 1997, to an average balance of $6.3 million for the six months ended September 30, 1998. The decrease was the result of regularly scheduled principle payments and prepayments on the securities throughout the period offset by the purchase of $1.0 million of mortgage-backed securities during the current quarter. Interest on investments increased $22,000 to $176,000 for the six months ended September 30, 1998, compared to $154,000 for the six months ended September 30, 1997, as a result of an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, securities held for sale, and Federal Home Loan Bank stock from $5.3 million for the six months ended September 30, l997, to $5.9 million for the six months ended September 30, 1998.

Interest Expense

         Interest expense decreased $36,000 or 1.7% to $2,080,000 for the six months ended September 30, 1998, compared to $2,116,000 for the six months ended September 30, 1997. Interest on deposits decreased $14,000 or 0.9% from $1,446,000 for the six months ended September 30, 1997, to $1,432,000 for the six months ended September 30, 1998. The decrease reflects an decrease in the average outstanding balance of total deposits to $61.6 million for the six months ended September 30, 1998, from an average balance of $62.0 million for the six months ended September 30, 1997. The average interest rate paid remained virtually unchanged from 4.66% for the six months ended September 30, 1997, to 4.65% for the six months ended September 30, 1998. Interest on borrowings decreased $22,000 or 3.2% from $670,000 for the six months ended September 30, 1997, to $648,000 for the six months ended September 30, 1998. The decrease reflects an decrease in average yield/rate of advances and other borrowings from 6.01% for the six months ended September 30, 1997, to 5.62% for the six months ended September 30, 1998.

Provision for Loan Losses

     The provision for loan losses remained at $50,000 for the six months ended September 30, 1998, compared to $50,000 for the six months ended September 30, 1997. That amount reflects the Board of Directors' recognition of a commercial loan that appeared on the September 30, 1996, watch list for the first time. Unable to make an informed estimate of the loss potential, the Board decided to increase the provision for loan losses to $25,000 per quarter until more information is available to make a reasonable estimate of any losses that may occur. The terms of a proposed settlement on October 12, 1998, if consummated, would require an additional $338,000 to the provision for loan losses and would create an estimated balance of $375,000 in the allowance for loan losses at December 31, 1998. (See Part II, Item 1, Legal Proceedings). The allowance for loan losses totaled $484,000 at September 30, 1998, compared to $470,000 at September 30, 1997, and represented 0.60% and 0.56% of gross loans and 34.2% and 33.2% of non-performing loans, respectively. The non-performing assets to total assets ratio was 1.71% at September 30, 1998, compared to 1.43% at September 30, 1997.

Other Income

         Total other income increased $125,000 or 47.5% to $388,000 for the six months ended September 30, 1998, compared to $263,000 for the six months ended September 30, 1997. The increase results from an increase of $24,000 in gain (loss) on the sale of investments from $(24,000) for the six months ended September 30, 1997, and $00 for the six months ended September 30, 1998; a $45,000 increase in the gain on sale of mortgage loans to $97,000 for the six months ended September 30, 1998 compared to $52,000 for the six months ended September 30, 1997; and an increase of $45,000 in other income from $74,000 for the six months ended September 30, 1997 to $119,000 for the six months ended
September 30, 1998. The loss on the sale of investments was a nonrecurring event. The increase in the gain on sale of mortgage loans results from the general decline of interest rates over the two comparable periods which enhances the bank's ability to generate gains on sale of mortgage loans. The increase in other income reflects an increase of $38,000 in the profit on sale of real estate held in the Bank's subsidiary to $50,000 for the six months ended
September 30, 1998, compared to $12,000 for the six months ended September 30, 1997, and an increase of $17,000 in brokerage commissions from $22,000 for the six months ended September 30, 1997, to $39,000 for the six months ended September 30, 1998. With the transaction consummated in the quarter ending June 30, 1998, the Bank's subsidiary divested all of its real estate holdings.

General and Administrative Expenses

         General and administrative expenses increased $75,000 or 6.6% to $1,218,000 for the six months ended September 30, 1998, compared to $1,143,000 for the six months ended September 30, 1997. The increase was primarily due to an increase of $43,000 in salaries and employee benefits from $616,000 for the six months ended September 30, 1997, to $659,000 for the six months ended September 30, 1998. The increase was due to adjustments in employee salaries in response to intense wage competition for employees in the marketplace. Net occupancy expense increased $15,000 from $163,000 for the six months ended September 30, 1997, to $178,000 for the six months ended September 30, 1998, and reflects some extraordinary maintenance items occurring during the current period. Data processing expenses increased $7,000 from $65,000 for the six months ended September 30, 1997, to $72,000 for the six months ended September 30, 1998, and reflects an scheduled contractual increase in the fee based on transaction volumes. Other expenses increased $9,000 from $280,000 for the six months ended September 30, 1997, to $289,000 for the six months ended September 30, 1998.

Income Tax Expense

         Income tax expense increased $46,000 or 16.0% from $288,000 for the six months ended September 30, 1997, to $334,000 for the six months ended September 30, 1998. The increase in income tax expense is the direct result of a increase in income before taxes of $170,000 from $796,000 for the six months ended September 30, 1997, to $966,000 for the six months ended September 30, 1998. The effective tax rate for the six months ended September 30, 1998, was 34.6% compared to 37.2% for the six months ended September 30, 1997. The reduction of the effective tax rate reflects the establishment of a Nevada investment subsidiary on May 30, 1997, which effectively eliminated the state tax obligation of the company since that date.


Financial Condition

         Total assets increased $374,000 or 0.4% to $99.1 million at September 30, 1998, compared to $98.7 million at March 31, 1998 due primarily to an increase of $1.6 million in loans receivable to $79.9 million at September 30, 1998, compared to $78.3 million at March 31, 1998, that was offset by a decrease in cash and cash equivalents of $0.8 million to $5.2 million at September 30, 1998, from $6.0 million at March 31, 1998. The cash was used to fund the increase in loans receivable. The increase in net loans receivable was the result of the expected seasonal increase of loan activity during the spring and summer months. A decrease in investment securities of $0.6 million to $2.4 million at September 30, 1998, from $3.0 million at March 31, 1998, was offset by a increase of $0.2 million in mortgage backed and related securities from $6.4 million on March 31, 1998, to $6.6 million at September 30, 1998.

         Total liabilities remained virtually unchanged at $87.1 million at September 30, 1998, and $87.2 million at March 31, 1998. A $0.9 million increase in other borrowed money from $5.3 million at March 31, 1998, to $6.2 million at September 30, 1998, was offset by decreases in savings deposits of $0.2 million to $62.1 million at September 30, 1998, from $62.3 million at March 31, 1998; and a $0.8 million decrease in advances from the Federal Home Loan Bank from $19.1 million at March 31, 1998, to $18.3 million at September 30, 1998.

         Shareholders' equity increased $484,000 from $11.5 million at March 31, 1998, to $12.0 million at September 30, 1998, as a result of net income for the six months ended September 30, 1998, less $272,000 in cash dividends and the amortization of the common stock purchased by the employee stock ownership plan of $92,000 from ($389,000) on March 31, 1998 to ($297,000) on September 30,
1998; and the amortization of the unearned restricted stock plan award of $26,000 from ($26,000) at March 31, 1998, to $0 at September 30, 1998.

Asset/Liability Management Disclosures Involving Year 2000 Issues

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

        The Bank has an inventory of personal computers that access a data processing system provided by EDS in Des Moines, Iowa. If the personal computers and data processing systems fail to process the century date change, it may impair the Bank's ability to process loan payments, accept deposits, and address other operational issues. The Bank's customers, suppliers, other constituents may also be impaired to meet their contractual obligations with the Bank. The Bank has developed a Year 2000 Plan (the "Plan"). The Bank's Plan attempts to identify the systems, assess the risk, and conduct inventories as necessary to assure compliance with the Plan. The Plan calls for identifying all systems in need of remediation by June 30, 1999, and remedying all systems in need of remediation by September 30, 1999. As of September 30, 1998, the Bank estimates it will have to purchase hardware and equipment in the amount of $17,000 (pre-tax) to address the Y2K issues. The expenditures would be amortized over 5-year period, and would add approximately $3,400 in furniture and fixture expense per year for the next 5 years. In addition, the Bank will be assessed in the current fiscal year a one-time fee of $20,000 by EDS to support the FFIEC's testing guidance regarding Year 2000 efforts of financial institutions as outlined in the April 10, 1998, Interagency Statement. These amounts are not considered to be material.

        On February 24, 1998, the FDIC conducted an on-site visitation of the Bank's Year 2000 process. The examiner followed guidelines and recommendations contained in the FFIEC Interagency Statement on Year 2000 Project Management Awareness, dated May 5, 1997, and subsequent publications. In a letter dated March 17, 1998, the FDIC stated that the Bank's Year 2000 Committee is adequately monitoring Year 2000 compliance. In a letter dated September 8, 1998, The FDIC reported to the Board of Directors that the Federal Reserve Bank of Dallas had conducted an examination of Electronic Data Systems, Inc.,(EDS) Plano, Texas, the Bank's data processor. The Board of Directors reviewed the Exam at its September 18, 1998, meeting and the record of this action was entered into the minutes. The results of the examination are deemed to be confidential by the FDIC. In a letter dated October 2, 1998, EDS reported that the overall product line remediation was now 92% complete. On October 9, 1998, the Bank received an extensive Y2k Contingency Plan from EDS.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 1.4-% of total assets, at the latest available reporting date of June 30, 1998. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

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


Management Strategy

Asset Quality

     The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between .95% and 1.71% of total assets during the last three years and were 1.71% of total assets at September 30, 1998. Cumulative gross charge-offs over the last three fiscal years totaled $193,000 and were offset by $38,000 in recoveries. The last three years cumulative gross charge-offs of commercial loans have totaled $19,000. The cumulative gross charge-offs, $169,000 were installment loans and were offset by $9,000 in recoveries. The remaining $5,000 in cumulative gross charge-offs were real estate loans and were offset by $29,000 in recoveries.

     On October 16, 1996, the Bank learned that a Minnesota Bank had commenced a repleven lawsuit against a borrower of the Bank that involves several parties claiming interests in collateral secured by a General Business Security Agreement of the Bank. The proceedings were filed with the Circuit Judge, Polk County Courthouse, Balsam Lake, Wisconsin. On November 20, 1996, the Bank filed its answer and a third party complaint seeking repleven of its collateral and money judgments against its borrowers, the guarantors, and other interested parties. Repleven judgment was entered in favor of the Bank on January 15, 1997. A money judgment was filed against a guarantor on December 30, 1996. One of the guarantors filed personal bankruptcy and the Bank was awarded a non-dischargeable judgment against the guarantor in the amount of $80,000. The Board of Directors at its meeting October 8, 1996, decided to increase the quarterly provision for loan losses to $25,000 until more information became available to make a reasonable estimate of any loss that may occur. The Board continued this policy at its meeting held December 10, 1996, and subsequent meetings because a reasonable estimate could not be determined until the legal issues were resolved. The Board expects the loss will be identifiable after the trial scheduled for November 9, 1998, and the loss will be booked during the quarter ending December 31, 1998. An auction of the business inventory and equipment was held March 26, 1998. Proceeds of the auction and the recovery of other equipment total $188,185 and will be held by the court appointed receiver. Of that amount, approximately $72,000 is from the sale of property that is not disputed by any third parties and should be recovered by the Bank. The remaining $116,000 will continue to be held by the receiver pending further order of the court. Attempts to settle the dispute amongst the parties were held April 28, 1998, and at trial court ordered mediation sessions held July 10, 1998 and October 12, 1998; and all but three parties reached settlement agreements with the Bank during the October session. The proceeds to the Bank of the various settlement agreements and an estimate of proposed settlements with the remaining three parties total approximately $262,000. Considering a current loan balance and costs of $620,000 plus an overdraft of $80,291 and an estimated $10,000 of additional attorneys fees to settle the law suit less the estimated settlement proceeds of $262,000 and less the current amount in the allowance for loan losses of $110,000 allocated to this loan, would require a provision for loan losses of $338,000 that would result in an after-tax loss of approximately $223,000. Introducing this loss in the allowance for loan losses calculation, the anticipated allowance for loan losses will be approximately $375,000 for the quarter ending December 31, 1998.

     During the fiscal years ended March 31, 1998, 1997 and 1996, the Company recorded provisions for loan losses of $100,000, $81,000, and $24,000, respectively, to its allowance for loan losses and had net charge-offs of $77,000, $53,000, and $25,000, respectively. The Company's allowance for loan losses at September 30, 1998, totaled $484,000 or 250.8% of cumulative gross charge-offs during the last three fiscal years. Management currently believes the allowance for loan losses at September 30, 1998, is at an adequate level and that future provisions for loan losses will be maintained at current levels until more information is available concerning the large commercial loan mentioned in the previous paragraph.

         Total non-performing loans remained $1.4 million at March 31, 1998 and September 30, 1998. Total loans delinquent 31-89 days increased from $1.5 million at March 31, 1998, to $1.7 million at September 30, 1998. The latest available peer group comparison of the average nonperforming loans and real estate owned as a percentage of total loans as prepared by America's Community Bankers was 2.17% for the Company at March 31, 1998, compared to 1.25% on a nation wide basis, 0.94% on a geographic basis, 1.27% on an asset size basis, and 1.42% on an owner type basis. Allowing for the commercial loan mentioned above with a delinquent balance of $620,000, that ratio would be 1.38% and be comparable to the peer group.



Selected Financial Ratios and Other Data:               At or For the

                                        Three months ended     Six months ended
                                           September 30,         September 30,

Performance Ratios                        1998        1997     1998        1997
                                          ----        ----     ----        ----

Return on average assets                 1.26%        1.06%   1.29%       1.06%
Return on average equity                10.51%        9.22%  10.88%       9.27%


                                                                          Three Months Ended September 30,
                                                                      1998                                      1997
                                                    Average         Interest      Average         Average     Interest    Average
                                                   Outstanding       Earned/       Yield/       Outstanding    Earned/     Yield/
                                                    Balance           Paid          Rate          Balance       Paid        Rate

     Assets
        Interest-earning assets:
          Mortgage loans..................         $67,623           $1,502        8.88%          $66,565       $1,460      8.78%
          Commercial loans................           4,304               81        7.53%            4,692           77      6.55%
          Consumer loans..................           7,920              197        9.93%            7,566          188      9.92%
                                                   --------          -------       -----          --------      -------     -----
            Total loans...................          79,847            1,780        8.92%           78,823        1,725      8.75%
          Mortgage-backed securities......           6,358              110        6.95%            7,155          126      7.02%
          Interest-bearing deposits in other
            financial institutions........           1,679               22        5.32%              848           12      5.53%
          Investment securities...........           2,772               43        6.19%            3,427           48      5.60%
          Federal Home Loan Bank stock....             953               13        6.63%              912           17      6.75%
                                                   --------          -------       -----           -------       -------    -----
           Total interest-earning assets            91,609            1,969        8.60%           91,165         1,928     8.46%
          Non-interest earning assets.....           6,535                                          5,149
                                                   --------                                       --------
            Total assets..................         $98,144                                        $96,314
                                                   --------                                       --------
                                                   --------                                       --------
     Liabilities and Stockholders' Equity
        Deposits:
          NOW accounts(1).................         $10,275              $37        1.44%           $9,582           $36     1.48%
          Money market deposit accounts...           6,313               84        4.70%            5,514            64     4.61%
          Passbook........................           6,103               33        2.15%            6,114            33     2.18%
          Certificate of deposit..........          38,411              558        5.74%           41,280           596     5.78%
                                                   --------            ------      -----          --------        ------    -----
             Total deposits...............          61,102              712        4.66%           62,490           729     4.66%
        Advances and other borrowings.....          23,176              322        5.56%           22,241           337     6.00%
                                                   --------            ------      -----          --------        ------    -----
        Total interest-bearing liabilities          84,278            1,034        4.91%           84,731         1,066     5.03%
        Non-interest bearing liabilitie...           2,075                                            484
        Equity............................          11,791                                         11,099
                                                   --------                                       --------
     Total liabilities and retained earnings       $98,144                                        $96,314
                                                   --------                                       --------
                                                   --------                                       --------
     Net interest income/interest rate spread(2)                       $935        3.69%                           $862     3.43%
                                                                      ------      ------                          ------    -----
                                                                     ------      ------                          ------    -----
  Net earning assets/net interest margin (3)        $7,331                         4.08%           $6,434                   3.78%
                                                   --------                       ------          --------                  -----
                                                   --------                       ------          --------                  -----
  Average interest-earning assets to average
      interest-bearing liabilities..........          1.09                                           1.08
                                                   --------                                       --------
                                                   --------                                       --------






                                                                         Six Months Ended September 30,
                                                                       1998                                       1997
                                                   Average            Interest    Average           Average      Interest   Average
                                                Outstanding           Earned/    Yield/           Outstanding    Earned/    Yield/
                                                  Balance              Paid       Rate             Balance        Paid       Rate
    Assets
        Interest-earning assets:
          Mortgage loans.....................    $67,225             $2,951        8.78%           $65,985       $2,884     8.74%
          Commercial loans...................      4,352                185        8.50%             4,713          178     7.56%
          Consumer loans.....................      7,879                389        9.87%             7,397          368     9.96%
                                                 --------            -------      ------           --------      -------    -----
            Total loans......................     79,455              3,525        8.87%            78,095        3,430     8.79%
          Mortgage-backed securities.........      6,335                225        7.11%             7,191          258     7.16%
          Interest-bearing deposits in other
            financial institutions...........      2,009                 54        5.41%             1,156           32     5.51%
          Investment securities..............      2,875                 90        6.21%             3,246           89     5.46%
          Federal Home Loan Bank stock.......        993                 32        6.63%               912           33     6.75%
                                                 --------            -------      ------           --------       ------    -----
            Total interest-earning assets....     91,667              3,926        8.57%            90,600        3,842     8.48%
          Non-interest earning assets........      5,917                                             5,224
                                                 --------                                          --------
           Total assets......................    $97,584                                           $95,824
                                                 --------                                          --------
                                                 --------                                          --------
      Liabilities and Stockholders' Equity
        Deposits:
          NOW accounts(1)....................    $10,059                $72        1.43%            $9,321          $70     1.50%
          Money market deposit accounts......      6,242                160        4.78%             5,227          120     4.58%
          Passbook...........................      6,125                 66        2.15%             6,038           65     2.15%
          Certificate of deposit.............     39,216              1,134        5.75%            41,460        1,191     5.75%
                                                 --------            -------      ------           --------       ------    -----
            Total deposits...................     61,641              1,432        4.65%            62,046        1,446     4.66%
        Advances and other borrowings........     23,075                648        5.62%            22,255          670     6.01%
                                                 --------            -------      ------           --------       ------    -----
          Total interest-bearing liabilities..    84,716              2,080        4.91%            84,301        2,116     5.02%
        Non-interest bearing liabilities......     1,246                                               574
        Equity................................    11,607                                            10,949
                                                 --------                                          --------
      Total liabilities and retained earnings    $97,568                                           $95,824
                                                 --------                                          --------
                                                 --------                                          --------
      Net interest income/interest rate spread(2)                    $1,846        3.66%                         $1,726     3.46%
                                                                     -------      ------                         -------    -----
                                                                     -------      ------                         -------    -----
      Net earning assets/net interest margin(3)   $6,951                           4.03%            $6,299                  3.81%
                                                 --------                         ------           --------                 -----
                                                 --------                         ------           --------                 -----
      Average interest-earning assets to average
        interest-bearing liabilities                1.08                                              1.07
                                                 --------                                          --------
                                                 --------                                          --------

 (1)  Includes non-interest bearing NOW accounts.

 (2)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

 (3)  Net interest margin represents net interest income divided by average interest-earning assets.
