Form 10QSB
period 1998-12-31
NORTHWEST EQUITY CORP
filed 1999-02-05
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998
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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 825,301 at December 31, 1998.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NORTHWEST EQUITY CORP.


Dated:___02/03/99______________             By: ____/s/Brian L. Beadle___
                                               (Brian L. Beadle, President
                                               Principal Executive Officer and
                                               Principal Financial and
                                               Accounting Officer)

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities.  None

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.   None

Item 5.  Other  Information.  None

Item 6.  Exhibits and Reports on Form 8-k.

         a. No reports on Form 8-K were filed during the quarter for which this report was filed.



                                    NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                                (In Thousands)
                                                    ASSETS
                                                                                         December 31,
                                                                                       1998        March 31,
                                                                                    (unaudited)      1998
                                                                                    -------------------------
Cash and cash equivalents:
      Cash and due from banks                                                         $4,250        $2,642
      Interest-bearing deposits with financial institutions                            5,263         3,405
                                                                                    ----------    -----------
          Total cash and cash equivalents                                              9,513         6,047
Investment securities -  held-to-maturity -  fair value
      of $3,432 at December 31, 1998 and $2,999 at March 31, 1998                      3,398         3,000
Mortgage backed securities - held to maturity - fair  value of $5,718
      at December 31, 1998 and $6,546 at March 31, 1998                                5,588         6,398
Loans held for sale                                                                      143           142
Loans receivable - net                                                                76,308        78,297
Foreclosed properties and properties subject to foreclosure                              138           159
Investment in Federal Home Loan Bank stock - at
      cost - which approximates fair value                                               850         1,159
Premises and equipment                                                                 2,202         2,250
Accrued interest receivable                                                              547           578
Prepaid expenses and other assets                                                        500           709
                                                                                    -----------  ------------
TOTAL ASSETS                                                                         $99,187       $98,739
                                                                                    ===========  ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Savings accounts                                                               $64,297       $62,278
      Advances from Federal Home Loan Bank                                            17,001        19,062
      Other borrowed money                                                             5,249         5,258
      Accounts payable and accrued expenses                                              633           627
                                                                                    -----------  ------------
                 Total liabilities                                                    87,180        87,225
                                                                                    -----------  ------------

Stockholders' equity
      Preferred stock - $1 par value; 2,000,000 shares
          authorized; none issued                                                        - -           - -
      Common stock - $1 par value; 4,000,000 shares authorized;
          1,032,517 shares issued; 825,301 shares outstanding                          1,033         1,033
      Additional paid-in capital                                                       6,582         6,584
      Less unearned restricted stock plan award                                          - -           (26)
      Less unearned Employee Stock Ownership Plan                                       (297)         (389)
      Less treasury stock - at cost                                                   (2,549)       (2,557)
      Retained earnings - substantially restricted                                     7,238         6,869
                                                                                    -----------  ------------
                 Total stockholders' equity                                           12,007        11,514
                                                                                    -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $99,187       $98,739
                                                                                    ===========  ============

                         See accompanying Notes to Consolidated Financial Statements



                                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                (In Thousands except for per share amounts)

                                                             Three Months Ended          Nine Months Ended
                                                                 December 31,               December 31,
                                                              1998          1997         1998          1997
                                                          -------------  -----------  -----------  ------------
Interest income:
      Interest and fees on loans                             $1,763        $1,771       $5,288        $5,201
      Interest on mortgage-backed securities                    107           121          332           379
      Interest and dividends on investments                      87            67          263           221
                                                       -------------  ------------  -----------  ------------
          Total interest income                               1,957         1,959        5,883         5,801
                                                       -------------  ------------  -----------  ------------

Interest expense:
      Interest on deposits                                      704           733        2,136         2,179
      Interest on borrowings                                    304           342          952         1,012
                                                       -------------  ------------  -----------  ------------
          Total interest expense                              1,008         1,075        3,088         3,191
                                                       -------------  ------------  -----------  ------------
                 Net interest income                            949           884        2,795         2,610
Provision for loan losses                                       323            25          373            75
                                                       -------------  ------------  -----------  ------------

Net interest income after provision for loan losses             626           859        2,422         2,535
                                                       -------------  ------------  -----------  ------------

Other income:
      Mortgage servicing fees                                    24            18           68            57
      Service charges on deposits                                64            75          192           197
      Gain(loss) on sale of investments                         - -           - -          - -           (24)
      Gain on sale of mortgage loans                             79            24          176            76
      Other                                                      31            18          150            92
                                                       -------------  ------------  -----------  ------------
          Total other income                                    198           135          586           398
                                                       -------------  ------------  -----------  ------------

General and administrative expenses:
      Salaries and employee benefits                            324           285          983           901
      Net occupancy expense                                      93            87          271           250
      Data processing                                            58            34          130            99
      Federal insurance premiums                                  8            10           28            29
      Other                                                     132           144          421           424
                                                       -------------  ------------  -----------  ------------
          Total general and administrative expense              615           560        1,833         1,703
                                                       -------------  ------------  -----------  ------------

Income before provision for income taxes                        209           434        1,175         1,230

          Provision for income taxes                             60           149          394           437
                                                       -------------  ------------  -----------  ------------


Net income                                                     $149          $285         $781          $793
                                                       =============  ============  ===========  ============

      Basic earnings per share                                $0.19         $0.37        $1.00         $1.02
                                                       =============  ============  ===========  ============

      Diluted earnings per share                              $0.18         $0.35        $0.95         $0.97
                                                       =============  ============  ===========  ============

                        See accompanying Notes to Consolidated Financial Statements





                                                                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                (UNAUDITED)
                                                                              (In Thousands)

                                                                         Unrealized
                                                                         Gain (Loss)               Unearned
                                                              Additional on Securities Unearned    ESOP
                                                     Common   Paid-In    Available     Restricted  Compen- Treasury Retained
                                                     Stock    Capital    For Sale      Stock       sation  Stock    Earning   Total
                                                   ---------------------------------------------------------------------------------


Nine Months Ended December 31, 1997


Balance - March 31, 1997                            $1,033    $6,584       $(29)       $(115)      $(558) $(2,256)   $6,200 $10,859

Net income                                             - -       - -        - -          - -         - -      - -       793     793
Adjustment of carrying value of securities available
 for sale, net of deferred taxes of $20                - -       - -         29          - -         - -      - -       - -      29
Amortization of unearned ESOP and restricted stock
 award                                                 - -       - -        - -           77         125      - -       - -     202
Cash dividends - $.39 per share                        - -       - -        - -          - -         - -      - -      (327)   (327)
                                                     ------   -------      ------      --------     ------ --------  -------- ------

Balance - December 31, 1997                          1,033     6,584        $ -          (38)       (433)  (2,256)    6,666  11,556
                                                     ======   =======      ======      =======      ====== ========  ======= =======
Nine Months Ended December 31, 1998

Balance - March 31, 1998                             1,033     6,584        - -          (26)       (389)  (2,557)    6,869  11,514

Net income                                             - -       - -        - -          - -         - -      - -       781     781
Exercise of stock options                              - -        (2)       - -          - -         - -        8       - -       6
Amortization of unearned ESOP and restricted stock
 award                                                 - -       - -        - -           26          92      - -       - -     118
Cash dividends - $.50 per share                        - -       - -        - -          - -         - -      - -      (412)   (412)
                                                     ------    ------      ------       -------    ------- --------  ------- -------

Balance - December 31, 1998                         $1,033    $6,582        $ -          $ -       $(297) $(2,549)   $7,238 $12,007
                                                     ======   =======      ======       =======    ======= ========  ======= =======

                                                    See accompanying Notes to Consolidated Financial Statements




                                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                 (In Thousands)

                                                                                       Nine Months Ended
                                                                                          December 31,
                                                                                       1998         1997
                                                                                    -----------  ------------

Cash flows from operating activities:
      Net income                                                                       $781         $793
          Adjustments to reconcile net income to net cash
             provided by operating activities:
                 Provision for depreciation                                             107          111
                 Provision for loan losses                                              373           75
                 Loss on sale of investments                                            - -           24
                 Deferred income taxes                                                  - -          (20)
                 Amortization of ESOP and restricted stock awards                       118           202
                 Proceeds from sales of mortgage loans                               15,722         3,682
                 Loans originated for sale                                          (15,723)       (3,513)
                 Changes in operating assets and liabilities:
                      Accrued interest receivable                                        31            20
                      Prepaid expenses and other assets                                 209          (226)
                      Accrued interest payable                                          104            91
                      Accrued income taxes payable                                        6           (32)
                      Other accrued liabilities                                        (106)           45
                                                                                    -----------  ------------

          Net cash provided by operating activities                                   1,622         1,252
                                                                                    -----------  ------------

Cash flows from investing activities:
      Available for sale securities:
          Proceeds from sales                                                              309         2,536
      Held to maturity securities:
          Proceeds from maturity                                                         1,700           - -
          Purchases of investment securities                                            (2,098)       (3,038)
          Purchases of mortgage-backed securities                                       (1,000)          - -
          Principal collected on mortgage-backed securities                              1,810           730
      Principal collected on long-term loans                                            18,089        21,443
      Long-term loans originated or acquired                                           (16,452)      (25,158)
      Purchase of office properties and equipment                                          (59)          (47)
                                                                                    -----------  ------------
          Net cash (used in) investing activities                                        2,299        (3,534)
                                                                                    -----------  ------------




                    See accompanying Notes to Consolidated Financial Statements



                                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In Thousands)


                                                                                       Nine Months Ended
                                                                                          December 31,
                                                                                       1998         1997
                                                                                    -----------  ------------

Cash flows from financing activities:
      Net increase (decrease) in savings accounts                                     2,019         1,412
      Net increase (decrease) in short-term borrowings                               (2,279)        4,196
      Repayments of long-term financing                                              (4,760)       (7,894)
      Proceeds from long-term financing                                               4,969         5,966
      Exercise of stock options                                                           8           - -
      Dividends paid                                                                   (412)         (327)
                                                                                    -----------  ------------

          Net cash provided by (used in) financing activities                          (455)        3,353
                                                                                    -----------  ------------

Increase (decrease) in cash and equivalents                                           3,466         1,071
      Cash and equivalents - beginning                                                6,047         2,980
                                                                                    -----------  ------------

      Cash and equivalents - ending                                                  $9,513        $4,051
                                                                                    ===========  ============




Supplemental disclosures of cash flow information:

      Loans receivable transferred to foreclosed properties
          and properties subject to foreclosure                                        $190          $157

      Loans charged off                                                                 494            71

      Interet Paid                                                                    2,984         3,100

      Income taxes paid                                                                 388           469





                    See accompanying Notes to Consolidated Financial Statements


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1998, and should be read in conjunction with the financial statements and notes that appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

                  Comparison of Operating Results for the Three Months Ended December 31, 1997 and December 31, 1998

Net Income

         Net income for the three months ended December 31, 1998, decreased $136,000 or 47.7% to $149,000 compared to $285,000 for the three months ended December 31, 1997. The decrease in net income was primarily due to an increase of $298,000 in the provision for loan losses from $25,000 for the three months ended December 31, 1997, to $323,000 for the three months ended December 31, 1998. The increase in the provision for loan losses reflects the settlement of the case first reported under Part II, Item 1. Legal Proceedings in the Form 10QSB dated September 30, 1996, and in subsequent 10QSB and 10KSB reports. Net interest income increased $65,000 from $884,000 for the three months ended December 31, 1997, to $949,000 for the three months ended December 31, 1998. Total other income increased $63,000 from $135,000 for the three months ended December 31, 1997, to $198,000 for the three months ended December 31, 1998. Total general and administrative expense increased $55,000 from $560,000 for the three months ended December 31, 1997, to $615,000 for the three months ended December 31, 1998. The increase in the provision for loan losses was offset by a decrease in income taxes of $89,000 from $149,000 for the three months ended December 31, 1997, to $60,000 for the three months ended December 31, 1998.

Net Interest Income

         Net interest income increased by $65,000 from $884,000 for the three months ended December 31, 1997, to $949,000 for the three months ended December 31, 1998. The increase in net interest income is a result of an decrease in interest income of $2,000 to $1,957,000 for the three months ended December 31, 1998, compared to $1,959,000 for the three months ended December 31, 1997; combined with a decrease in interest expense of $67,000 to $1,008,000 for the three months ended December 31, 1998, from $1,075,000 for the three months ended December 31, 1997.

Interest Income

         Interest income decreased $2,000 or 0.1% to $1,957,000 for the three months ended December 31, 1998, compared to $1,959,000 for the three months ended December 31, 1997. Interest and fees on loans decreased $8,000 to $1,763,000 for the three months ended December 31, 1998, compared to $1,771,000 for the three months ended December 31, 1997. This decrease was due to the decrease in the average outstanding balance of total loans to $79.1 million for the three months ended December 31, 1998, compared to $81.0 million for the three months ended December 31, 1997. Interest on mortgage-backed securities decreased $14,000 to $107,000 for the three months ended December 31, 1998, from $121,000 for the three months ended December 31, 1997. This decrease was due to a decrease in the average outstanding balance of mortgage backed securities from $6.8 million for the three months ended December 31, 1997, to an average outstanding balance of $6.2 million for the three months ended December 31, 1998. Interest on investments increased $20,000 to $87,000 for the three months ended December 31, 1998, compared to $67,000 for the three months ended December 31, 1997. The increase was due to an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, investment securities, and Federal Home Loan Bank ("FHLB") stock of $1.8 million from $4.4 million for the three months ended December 31, 1997, to $6.2 million for the three months ended December 31, 1998.

Interest Expense

         Interest expense decreased $67,000 or 6.2% to $1,008,000 for the three months ended December 31, 1998, compared to $1,075,000 for the three months ended December 31, 1997. Interest on deposits decreased $29,000 or 3.9% from $733,000 for the three months ended December 31, 1997, to $704,000 for the three months ended December 31, 1998. The decrease in interest expense is due to a decrease in the average yield of total deposits of 0.18% from 4.65% for the three months ended December 31, 1997, to 4.47% for the three months ended December 31, 1998. The average outstanding balance of total deposits remained virtually unchanged at $63.0 million for the three months ended December 31, 1998, and $63.1 million for the three months ended December 31, 1997. Interest on borrowings decreased $38,000 or 11.1% from $342,000 for the three months ended December 31, 1997, to $304,000 for the three months ended December 31, 1998. The decrease reflects the decrease in the average yield/rate of advances and other borrowings of 0.52% from 6.00% for the three months ended December 31, 1997, to 5.48% for the three months ended December 31, 1998. The average outstanding balance of advances and other borrowings decreased $0.8 million from $23.0 million for the three months ended December 31, 1997, to $22.2 million for the three months ended December 31, 1998.

Provision for Loan Losses

         The provision for loan losses increased $298,000 from $25,000 for the three months ended December 31, 1997, to $323,000 for the three months ended December 31, 1998. The increase provides for the settlement of the case reported in the Legal Proceedings and Provision for Loan Losses sections of 10QSB and 10KSB reports since September 30, 1996. The allowance for loan losses totaled $375,000 at December 31, 1998, compared to $474,000 at December 31, 1997, and represented 0.48 % and 0.59% of gross loans and 64.2% and 40.6% of non-performing loans, respectively. The allowance for loan losses calculation is based on a three year actual loss average, and the current allowance calculation incorporates the effect of the loan provided for in the provision for loan losses mentioned above. The non-performing assets to total assets ratio was 0.72% at December 31, 1998, compared to 1.44% at December 31, 1997.

Other Income

         Total other income increased $63,000 or 46.7% to $198,000 for the three months ended December 31, 1998, compared to $135,000 for the three months ended December 31, 1997. The increase results from an increase in gain on sale of mortgage loans of $55,000 to $79,000 for the three months ended December 31, 1998, from $24,000 for the three months ended December 31, 1997. The increase in gain on sale of mortgage loans is due to the general decline of mortgage interest rates over the two comparable periods, which enhances the bank's ability to generate gains on sale of mortgages. Other income increased $13,000 from $18,000 for the three months ended December 31, 1997, to $31,000 for the three months ended December 31, 1998. The other income increase was primarily due to an increase of $5,000 in brokerage commissions from $11,000 for the three months ended December 31,1997, to $16,000 for the three months ended December 31, 1998, in the Bank's subsidiary.

General and Administrative Expenses

         General and administrative expenses increased $55,000 or 9.8% to $615,000 for the three months ended December 31, 1998, compared to $560,000 for the three months ended December 31, 1997. The increase was primarily due to an increase of $39,000 in salaries and employee benefits from $285,000 for the three months ended December 31, 1997, to $324,000 for the three months ended December 31, 1998. The increase was due to adjustments in employee salaries in response to intense wage competition for employees in the market place. The increase in expenses was also partially due to an increase in data processing expense of $24,000 from $34,000 for the three months ended December 31, 1997, to $58,000 for the three months ended December 31, 1998. Of the increase, $20,000 was related to Year 2000 compliance testing by the Company's data center. Net occupancy expense increased $6,000 from $87,000 for the three months ended December 31, 1997, to $93,000 for the three months ended December 31, 1998. The increase was due to some extraordinary repairs and maintenance expense items.

Income Tax Expense

         Income tax expense decreased $89,000 or 59.7% from $149,000 for the three months ended December 31, 1997, to $60,000 for the three months ended December 31, 1998. The decrease in income tax expense is the direct result of the decrease in income before taxes of $225,000 or 51.8% from $434,000 for the three months ended December 31, 1997, to $209,000 for the three months ended December 31, 1998. The effective tax rate for the three months ended December 31, 1997, was 34.3% compared to 28.7% for the three months ended December 31, 1998. An adjustment for taxes was made due to the loss provision taken in the three months ended December 31, 1998. The effective rate for the nine months ended December 31, 1998, is 33.5% and is consistent with the 35.5% recorded for the nine months ended December 31, 1997.


            Comparison of Operating Results for the Nine months Ended
                    December 31, 1997 and December 31, 1998

Net Income

         Net income for the nine months ended December 31, 1998, decreased $12,000 or 1.5% to $781,000 from $793,000 for the nine months ended December 31, 1997. The decrease in net income was primarily due to an increase of $298,000 in the provision for loan losses from $75,000 for the nine months ended December 31, 1997, to $373,000 for the nine months ended December 31, 1998. The increase in the provision for loan losses reflects the settlement of the case first reported under Part II, Item 1. Legal Proceedings in the Form 10 QSB dated September 30, 1996, and in subsequent 10QSB and 10KSB reports. Net interest income increased $185,000 from $2,610,000 for the nine months ended December 31, 1997, to $2,795,000 for the nine months ended December 31, 1998. Total other income increased $188,000 from $398,000 for the nine months ended December 31, 1997, to $586,000 for the nine months ended December 31, 1998. Total general and administrative expense increased $130,000 from $1,703,000 for the nine months ended December 31, 1997, to $1,833,000 for the nine months ended December 31, 1998. The increase in the provision for loan losses was partially offset by a decrease in income taxes of $43,000 from $437,000 for the nine months ended December 31, 1997, to $394,000 for the nine months ended December 31, 1998.

Net Interest Income

         Net interest income increased $185,000 from $2,610,000 for the nine months ended December 31, 1997, to $2,795,000 for the nine months ended December 31, 1998. The increase in net interest income is a result of an increase in interest income of $82,000 to $5,883,000 for the nine months ended December 31, 1998, compared to $5,801,000 for the nine months ended December 31, 1997, combined with a decrease in interest expense of $103,000 to $3,088,000 for the nine months ended December 31, 1998, from $3,191,000 for the nine months ended December 31, 1997.

Interest Income

         Interest income increased $82,000 or a 1.4% to $5,883,000 for the nine months ended December 31, 1998, compared from $5,801,000 for the nine months ended December 31, 1997. Of the increase, $87,000 was due to an increase in interest and fees on loans to $5,288,000 for the nine months ended December 31, 1998, compared to $5,201,000 for the nine months ended December 31, 1997. This increase was due to the increase in the average yield/rate of total loans to 8.89%for the nine months ended December 31, 1998, from 8.77% for the nine months ended December 31, 1997. Interest on investments increased $42,000 to $263,000 for the nine months ended December 31, 1998, compared to $221,000 for the nine months ended December 31, 1997. The increase was due to an
increase in the average outstanding   balances  of   interest-bearing deposits
in other financial institutions, securities held for sale, and Federal Home Loan Bank stock from $5.0 million for the nine months ended December 31, 1997, to $6.0 million for the nine months ended December 31, 1998. These increases were offset by a decrease of $47,000 in interest on mortgage-backed and related securities to $332,000 for the nine months ended December 31, 1998, from $379,000 for the nine months ended December 31, 1997. This decrease was due to a decrease in the average outstanding balance of mortgage backed securities from $7.1 million for the nine months ended December 31, 1997, to an average balance of $6.3 million for the nine months ended December 31, 1998. The decrease was due to regularly scheduled principal payments and prepayments of principal on the mortgage backed securities.

Interest Expense

         Interest expense decreased $103,000 or 3.2% to $3,088,000 for the nine months ended December 31, 1998, compared to $3,191,000 for the nine months ended December 31, 1997. Interest on deposits decreased $43,000 or 1.9% from $2,179,000 for the nine months ended December 31, 1997, to $2,136,000 for the nine months ended December 31, 1998. The decrease is due to a decrease in the average yield/rate of total deposits to 4.59% for the nine months ended December 31, 1998, from an average yield/rate of 4.66% for the nine months ended December 31, 1997. Interest on borrowings decreased $60,000 or 5.9% from $1,012,000 for the nine months ended December 31, 1997, to $952,000 for the nine months ended December 31, 1998. The decrease reflects a decrease in average yield/rate of advances and other borrowings from 6.01% for the nine months ended December 31, 1997, to 5.57% for the nine months ended December 31, 1998.

Provision for Loan Losses

         The provision for loan losses increased $298,000 to $373,000 for the nine months ended December 31, 1998, compared to $75,000 for the nine months ended December 31, 1997. The increase provides for the settlement of the case reported in the Legal Proceedings and Provision for Loan Losses sections of 10QSB and 10KSB reports since September 30, 1996. The allowance for loan losses totaled $375,000 at December 31, 1998, compared to $474,000 at December 31, 1997, and represented 0.48 % and 0.59% of gross loans and 64.2% and 40.6% of non-performing loans, respectively. The allowance for loan losses calculation is based on a three year actual loss average, and the current allowance calculation incorporates the effect of the loan provided for in the provision for loan losses mentioned above. The non-performing assets to total assets ratio was 0.72% at December 31, 1998, compared to 1.44% at December 31, 1997.

Other Income

         Total other income increased $188,000 or 47.2% to $586,000 for the nine months ended December 31, 1998, compared to $398,000 for the nine months ended December 31, 1997. The increase is due to an increase in gain on sale of mortgage loans of $100,000 to $176,000 for the nine months ended December 31, 1998, from $76,000 for the nine months ended December 31, 1997. The increase in gain on sale of mortgage loans is due to the general decline of mortgage interest rates over the two comparable periods which enhances the bank's ability to generate gains on sale of mortgages. Other income increased $58,000 from $92,000 for the nine months ended December 31, 1997, to $150,000 for the nine months ended December 31, 1998. The increase is partially due to an increase of $22,000 in brokerage commissions in the bank's subsidiary to $55,000 for the nine months ended December 31, 1998, from $33,000 for the nine months ended December 31, 1997; and an increase of $39,000 in the profit on sale of real estate held in the Bank's subsidiary to $50,000 for the nine months ended December 31, 1998, compared to $11,000 for the nine months ended December 31, 1997. With the transaction consummated in the quarter ending June 30, 1998, the Bank's subsidiary divested all of its real estate holdings.

General and Administrative Expenses

         General and administrative expenses increased $130,000 or 7.6% to $1,833,000 for the nine months ended December 31, 1998, compared to $1,703,000 for the nine months ended December 31, 1997. The increase was primarily due to an increase of $82,000 in salaries and employee benefits from $901,000 for the nine months ended December 31, 1997, to $983,000 for the nine months ended December 31, 1998. The increase was due to adjustments in employee salaries in response to intense wage competition for employees in the marketplace. Net occupancy expense increased $21,000 from $250,000 for the nine months ended December 31, 1997, to $271,000 for the nine months ended December 31, 1998, and reflects some extraordinary maintenance items occurring during the current period. Data processing expenses increased $31,000 from $99,000 for the nine months ended December 31, 1997, to $130,000 for the nine months ended December 31, 1998. The increase was due to a scheduled contractual increase in the fee based on transaction volumes and a $20,000 fee for testing the data processing system for Year 2000 compliance.

Income Tax Expense

Income tax expense decreased $43,000 or 9.8% from $437,000 for the nine months ended December 31, 1997, to $394,000 for the nine months ended December 31, 1998. The decrease in income tax expense is the direct result of a decrease in income before taxes of $55,000 from $1,230,000 for the nine months ended December 31, 1997, to $1,175,000 for the nine months ended December 31, 1998. The effective tax rate for the nine months ended December 31, 1997, was 35.5% compared to 33.5% for the nine months ended December 31, 1998.

Financial Condition

         Total assets increased $0.5 million or 0.5% to $99.2 million at December 31, 1998, compared to $98.7 million at March 31, 1998. The increase was due to an increase of $3.5 million in cash and cash equivalents to $9.5 million at December 31, 1998, from $6.0 million at March 31, 1998, that was offset by a decrease in loans receivable of $2.0 million to $76.3 million at December 31, 1998, compared to $78.3 million at March 31, 1998. Mortgage backed and related securities decreased $0.8 million from $6.4 million on March 31, 1998, to $5.6 million at December 31, 1998, as the result of regularly amortized principal repayments and prepayments on the securities. Investment securities increased $0.4 million from $3.0 million at March 31, 1998, to $3.4 million at December 31, 1998.

         Total liabilities remained at $87.2 million at December 31, 1998, and March 31, 1998. Savings accounts increased $2.0 million or 3.2% from
$62.3million at March 31, 1998, to $64.3 million at December 31, 1998. Outstanding advances from the Federal Home Loan Bank decreased $2.1 million from $19.1 million at March 31, 1998 to $17.0 million at December 31, 1998. The increase in savings was used to repay Federal Home Loan Bank advances. Other borrowed money increased $0.1million from $5.3 million at March 31, 1998, to $5.2 million at December 31, 1998.

         Shareholders Equity increased $0.5 million from $11.5 million at March 31, 1998, to $12.0 million at December 31, 1998. The increase was due to $781,000 of net income for the nine months ended December 31, 1998, less $412,000 in cash dividends; the amortization of the common stock purchased by the employee stock ownership plan of $92,000 from ($389,000) on March 31, 1998 to ($297,000) on December 31, 1998; and the amortization of the unearned restricted stock plan award of $26,000 from ($26,000) at March 31, 1998, to ($0) at December 31, 1998.


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

        The Bank has an inventory of personal computers that access a data processing system provided by EDS in Des Moines, Iowa. If the personal computers and data processing systems fail to process the century date change, it may impair the Bank's ability to process loan payments, accept deposits, and address other operational issues. The Bank's customers, suppliers, other constituents may also be impaired to meet their contractual obligations with the Bank. The Bank has developed a Year 2000 Plan (the "Plan"). The Bank's Plan attempts to identify the systems, assess the risk, and conduct inventories as necessary to assure compliance with the Plan. The Plan calls for identifying all systems in need of remediation by June 30, 1999, and remedying all systems in need of remediation by September 30, 1999. As of December 31, 1998, the Bank estimates it will have to purchase hardware and equipment in the amount of $17,000 (pre-tax) to address the Y2K issues. The expenditures would be amortized over a 5 year period, and would add approximately $3,400 in furniture and fixture expense per year for the next 5 years. In addition, the Bank paid in the quarter ended December 31, 1998, a one-time fee of $20,000 by EDS to support the FFIEC's testing guidance regarding Year 2000 efforts of financial institutions as outlined in the April 10, 1998, Interagency Statement. These amounts are not considered to be material.

        On February 24, 1998, the FDIC conducted an on-site visitation of the Bank's Year 2000 process. The examiner followed guidelines and recommendations contained in the FFIEC Interagency Statement on Year 2000 Project Management Awareness, dated May 5, 1997, and subsequent publications. In a letter dated March 17, 1998, the FDIC stated that the Bank's Year 2000 Committee is adequately monitoring Year 2000 compliance. In a letter dated September 8, 1998, The FDIC reported to the Board of Directors that the Federal Reserve Bank of Dallas had conducted an examination of Electronic Data Systems, Inc.,(EDS) Plano, Texas, the Bank's data processor. The Board of Directors reviewed the Exam at its September 18, 1998, meeting and the record of this action was entered into the minutes. The results of the examination are deemed to be confidential by the FDIC. On October 9, 1998, the Bank received an extensive Y2k Contingency Plan from EDS. In a letter dated December 1, 1998, EDS reported that the overall product line remediation was now 99% complete.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 7.8% of total assets, at December 31, 1998. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of decreasing interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

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

Management Strategy

Asset Quality

         The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between
 .0.72% and 1.72% of total assets during the last three years and were 0.72% of total assets at December 31, 1998. During the fiscal years ended March 31, 1998, 1997 and 1996, the Company recorded provisions for loan losses of $100,000, $81,000, and $24,000, respectively, to its allowance for loan losses and had net charge-offs of $77,000, $53,000, and $25,000, respectively. The Company's allowance for loan losses at December 31, 1998, totaled $375,000. The allowance for loan losses calculation is based on a three year actual loss average, and the current allowance calculation incorporates the effect of the loan provided for in the provision for loan losses mentioned in Provision for Loan Losses sections of this document.

         Total non-performing loans decreased to $584,000 at December 31, 1998, from $1.4 million at March 31, 1998. The decrease was due to the settlement of the case reported under the Provision for Loan Losses sections of this document and the payoff of another large loan categorized as real estate in judgement.

Selected Financial Ratios and Other Data:         At or For the

                                  Three months ended        Nine months ended
                                      December 31,             December 31,

Performance Ratios               1998        1997         1998          1997
                                 ----        ----         ----          ----

Return on average assets         0.60%       1.06%       1.06%         1.09%
Return on average equity         4.98%       9.17%       8.88%         9.53%

MANAGEMENT'S DISCUSSION

                                                                           Three Months Ended December 31,
                                                                   1998                                       1997
                                                  Average        Interest        Average       Average      Interest     Average
                                                Outstanding       Earned/        Yield/      Outstanding     Earned/      Yield/
                                                  Balance          Paid           Rate         Balance        Paid         Rate

Assets
  Interest-earning assets:
  Mortgage loans.......................           $66,819         $1,481          8.87%        $68,216       $1,473       8.64%
  Commercial loans.....................             4,585             94          8.21%          4,826          101       8.34%
  Consumer loans.......................             7,676            188          9.81%          7,935          197       9.94%
                                                  --------        -------        -------       --------      -------     -------
   Total loans.........................            79,080          1,763          8.92%         80,977        1,771       8.75%
  Mortgage-backed securities...........             6,228            107          6.99%          6,816          121       7.09%
  Interest-bearing deposits in other
    financial institutions.............             2,638             32          4.82%            313            4       5.67%
  Investment securities................             2,650             40          5.92%          3,145           49       6.17%
  Federal Home Loan Bank stock.........               911             15          6.63%            965           14       6.75%
                                                  --------        -------        -------       --------      -------     -------
   Total interest-earning assets.......            91,507          1,957          8.55%         92,216        1,959       8.50%
  Non-interest earning assets..........             6,206                                        5,836
                                                  --------                                     --------
    Total assets.......................           $97,713                                      $98,052
                                                  --------                                     --------
                                                  --------                                     --------
Liabilities and Stockholders' Equity
 Deposits:
  NOW accounts(1)......................           $10,619            $34          1.30%         $9,695          $36       1.46%
  Money market deposit accounts........             7,485             80          4.26%          5,847           69       4.74%
  Passbook.............................             6,281             34          2.15%          6,034           32       2.11%
  Certificate of deposit...............            38,654            556          5.75%         41,491          596       5.75%
                                                  --------        -------        -------       --------      -------     -------
   Total deposits......................            63,039            704          4.47%         63,067          733       4.65%
  Advances and other borrowings........            22,166            304          5.48%         22,956          342       6.00%
                                                  --------        -------        -------       --------      -------     -------
  Total interest-bearing liabilities...            85,205          1,008          4.73%         86,023        1,076       5.00%
  Non-interest bearing liabilities ....               543                                          647
  Equity...............................            11,965                                       11,381
                                                  --------                                     --------
   Total liabilities and retained earnings        $97,713                                      $98,052
                                                  --------                                     --------
                                                  --------                                     --------
Net interest income/interest rate spread (2)                       $949          3.82%                        $883       3.49%
                                                                  -------        -------                     -------     -------
                                                                  -------        -------                     -------     -------
Net earning assets/net interest margin (3)         $6,302                         4.15%         $6,193                   3.83%
                                                  --------                       -------       --------                  -------
                                                  --------                       -------       --------                  -------
Average interest-earning assets to average
   interest-bearing liabilities.........             1.07                                         1.07
                                                  --------                                     --------
                                                  --------                                     --------


                                                                          Nine Months Ended December 31,
                                                                  1998                                      1997
                                                  Average       Interest         Average       Average    Interest      Average
                                                Outstanding      Earned/         Yield/      Outstanding    Earned/      Yield/
                                                  Balance         Paid            Rate         Balance       Paid         Rate
Assets
 Interest-earning assets:
 Mortgage loans.........................          $67,090        $4,432           8.81%        $66,729      $4,357        8.71%
 Commercial loans.......................            4,425           279           8.41%          4,751         279        7.82%
 Consumer loans.........................            7,811           577           9.85%          7,577         565        9.95%
                                                  --------       --------        -------       --------     -------      -------
   Total loans..........................           79,326         5,288           8.89%         79,056       5,201        8.77%
 Mortgage-backed securities.............            6,299           332           7.02%          7,066         379        7.15%
 Interest-bearing deposits in other
  financial institutions................            2,219            86           5.17%            876          36        5.53%
 Investment securities..................            2,800           129           6.16%          3,213         138        5.71%
 Federal Home Loan Bank stock...........              966            48           6.64%            930          47        6.75%
                                                  --------       --------        -------       --------      -------     -------
   Total interest-earning assets........           91,609         5,883           8.56%         91,141       5,801        8.49%
 Non-interest earning assets............            6,013                                        5,428
                                                  --------                                     --------
   Total assets.........................          $97,623                                      $96,569
                                                  --------                                     --------
                                                  --------                                     --------
Liabilities and Stockholders' Equity
 Deposits:
  NOW accounts(1).......................          $10,246          $106           1.38%         $9,446        $105        1.48%
  Money market deposit accounts.........            6,656           240           4.80%          5,434         189        4.65%
  Passbook..............................            6,177           100           2.16%          6,037          97        2.15%
  Certificate of deposit................           39,029         1,690           5.77%         41,470       1,787        5.75%
                                                  --------       -------         -------       --------      -------     -------
   Total deposits.......................           62,108         2,136           4.59%         62,386       2,179        4.66%
 Advances and other borrowings..........           22,772           952           5.57%         22,489       1,012        6.01%
                                                  --------       -------         -------       --------      -------     -------
   Total interest-bearing liabilities...           84,880         3,088           4.85%         84,876       3,191        5.01%
 Non-interest bearing liabilities ......            1,017                                          599
 Equity.................................           11,726                                       11,093
                                                  --------                                     --------
   Total liabilities and retained earnings        $97,623                                      $96,569
                                                  --------                                     --------
                                                  --------                                     --------

Net interest income/interest rate spread (2)                     $2,795           3.71%                     $2,610        3.47%
                                                                 -------         -------                    -------      ------
                                                                 -------         -------                    -------      ------

Net earning assets/net interest margin (3)         $6,729                         4.07%         $6,265                    3.82%
                                                  --------                       -------       --------                  ------
                                                  --------                       -------       --------                  ------

Average interest-earning assets to average
 interest-bearing liabilities...........             1.08                                         1.07
                                                  --------                                     --------
                                                  --------                                     --------

________________________
(1)  Includes non-interest bearing NOW accounts.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.