Form 10KSB40
period 1999-03-31
NORTHWEST EQUITY CORP
filed 1999-06-28
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                  FORM 10-KSB405

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB405 or any amendment to this Form 10-KSB405. x

         State issuer's revenues for its most recent fiscal year: $8,517,000 (Total interest and dividend income and total non-interest income).

         As of May 31, 1999, there were issued and outstanding 825,301 shares of Common Stock of the Registrant. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such shares of Common Stock as of May 31, 1999, was $19 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans in which the trustee are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                           DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB405: Portions of the Annual Report to Shareholders for the fiscal year ended March 31, 1999 are incorporated by reference into Parts II and IV hereof.

Part III of Form 10-KSB405: Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Forward-Looking Statements

        When used in this Annual Report on Form 10-KSB405 or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result,' "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


ITEM 1.  DESCRIPTION OF BUSINESS

General

         Northwest Equity Corp., a Wisconsin corporation (the "Company" or the "Registrant"), is the holding company for Northwest Savings Bank, a Wisconsin chartered stock savings bank (the "Bank"). The Bank is regulated by the Wisconsin Department of Financial Institutions (the "DFI") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is regulated by the Federal Reserve Board ("FRB"). The Bank was organized in 1936, and has three full service offices located in Polk, St. Croix and Burnett Counties, Wisconsin. Because the Company's only significant business operations are that of the Bank, the business of the Bank is essentially the only business of the Company.

         The Bank is a community-oriented, full-service financial institution offering a variety of retail financial services to meet the needs of the communities it serves. The Company's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds, primarily in residential real estate loans, mortgage-backed securities, and various types of commercial and consumer loans. At March 31, 1999, the Company had total assets of $97.6 million, total deposits of $62.0 million, and shareholders' equity of $12.4 million. The Bank is a member of the FHLB-Chicago, which is one of the twelve regional banks that comprise the FHLB system. The Company's executive office is headquartered at 234 South Keller Avenue, Amery, Wisconsin 54001. Its telephone number at that address is 715-268-7105. Its E-mail address is (nwsbank@win.bright.net).

         The Company's primary sources of funds are deposits, repayments on loans and mortgage-backed and related securities, and, to a lesser extent, advances from the FHLB-Chicago. The Company's deposits totaled $62.0 million at March 31, 1999. The Company utilized these funds to invest primarily in one-to-four family residential loans and, to a lesser extent, consumer, commercial and other loans, and to invest in mortgage-backed securities and other investment securities.

         The Company's strategic business plan provides for investments in mortgage-backed securities in addition to its investments in United States Treasury and agency securities. Management believes this investment portfolio provides numerous benefits, including the ability to provide and maintain adequate regulatory liquidity levels, maintain a balance of high quality, diversified investments, and better manage the interest rate risk of the Company. At March 31, 1999, the Company's mortgage-backed securities totaled $6.0 million and the Company's investment securities totaled $3.4 million.

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

Lending Activities

    General

         The  largest  component  of the  Company's  gross  loan  receivable  of
$73.9 million at  March  31,  1999,   was  first   mortgage  loans  secured  by
owner-occupied one-to-four family residences and totaled $54.2 million at March 31, 1999, or 73.4% of net loans receivable. Other real estate loans were $8.7 million or 11.8% of net loans receivable at March 31, 1999. Of net loans receivable, $59.7million or 80.8% were ARM loans. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans that have short and intermediate-term maturities for its own loan portfolio.

Composition of Loan Portfolio

    The following table sets forth the composition of the Company's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the gross loan portfolio at the dates indicated.


                                                                             At March 31,
                                        ------------------------------------------------------------------------------------
                                                 1999                         1998                       1997
                                         Amount        Percent        Amount       Percent        Amount      Percent
                                                                       (Dollars in thousands)

Real estate loans:
    One-to-four family                  $54,223         73.38%       $58,120        73.64%       $55,581       71.14%
    Multi-family                            627          0.85%           536         0.67%           931        1.19%
    Commercial                            5,944          8.04%         5,261         6.67%         6,443        8.25%
    Construction and land                 2,094          2.83%         2,785         3.53%         3,299        4.22%
                                        --------       --------      --------      --------      --------     --------
      Total real estate loans            62,888         85.10%        66,702        84.51%        66,254       84.80%
                                        --------       --------      --------      --------      --------     --------
Consumer loans:
    Home equity                               -             -              -            -              -           -
    Automobile                            5,248          7.10%         5,706         7.23%         4,856        6.22%
    Credit card                             265          0.36%           312         0.40%           304        0.39%
    Other consumer loans                  1,596          2.16%         1,809         2.29%         2,047        2.62%
                                        --------       --------      --------      --------      --------     --------
       Total consumer loans               7,109          9.62%         7,827         9.92%         7,207        9.23%
                                        --------       --------      ---------     --------      --------     --------
Commercial loans                          3,899          5.28%         4,397         5.57%         4,663        5.97%
                                        --------       --------      ---------     --------      ---------    --------
       Gross loans receivable            73,896        100.00%        78,926       100.00%        78,124      100.00%
                                        --------       ========      --------      ========      ---------    ========
Add:
    Accrued interest, net                   456                          492                         448
Less:
    Loans in process                          -                            -                           -
    Deferred fees and discounts             (31)                          (3)                         (8)
    Allowance for loan losses              (375)                        (484)                       (461)
                                        ---------                     --------                    --------
       Total additions/deductions            50                            5                         (21)
                                        ---------                     --------                    --------
         Loans receivable, net          $73,946                       $78,931                    $78,103
                                        =========                     =========                 ==========


         Loan Maturity

                  The following table shows the contractual maturity of the Company's loan and mortgage-backed and related securities portfolio at March 31, 1999. Loans that have adjustable rates are shown as being due in the period during which the underlying contracts mature. Demand loans that have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization.






(CONTRACTUAL MATURITY)
                                                                              At March 31, 1999
                                         ------------------------------------------------------------------------------------------
                                                                                                                  Total
                                                                                                                Mortgage-
                                         One-to-                Commercial  Construction                        Backed and
                                          Four       Multi-        Real         and                              Related
                                         Family      Family       Estate       Land    Commercial    Consumer   Securities   Total
                                         ------      ------       ------       ----    ----------    --------   ----------   -----

Amounts due :
    Within one year                      $1,123       $ -            $3       $1,573    $1,912         $765        $ -       $5,376
                                        --------     -----       -------     -------   --------      -------    --------    -------
After one year:
    One to three years                    1,698         -           746            0     1,079        2,617          -        6,140
    Three to five years                   2,856         -           225            0       200        3,325          -        6,606
    Five to ten years                     4,182         -         1,694            0       708          311        995        7,890
    Ten to twenty years                  11,231         -         1,259           89         -           37      1,842       14,458
    Over twenty years                    32,102       627         2,017          432         -           54      3,200       39,432
                                        --------     -----       -------     --------  --------      -------    -------     -------
        Total due after one year         53,069       627         5,941          521     1,987        6,344      6,037       74,526
                                        ========     =====       =======     ========  ========      =======    =======     =======
        Total amounts due                54,192       627         5,944        2,094     3,899        7,109      6,037       79,902
                                        ========     =====       =======     ========  ========      =======    =======     =======
Less:
    Allowance for loan losses               (50)       (1)          (12)          (2)     (224)         (86)         -         (375)
                                        --------     -----        ------     --------  --------      -------    -------     -------


Loans receivable and mortgage-
    backed securities, net              $54,142      $626        $5,932       $2,092    $3,675       $7,023     $6,037      $79,527
                                        ========     =====       ======      ========  ========      =======    =======     =======


         The following table sets forth at March 31, 1999 the dollar amount of all loans and mortgage-backed and related securities due after March 31, 2000, such loans and whether such loans have fixed interest rates or adjustable interest rates.

                                        ---------------------------------
                                            Due After March 31, 2000
                                        ---------------------------------
                                        ---------------------------------
                                          Fixed   Adjustable   Total
                                        ---------------------------------
                                                 (In thousands)
  Mortgage loans:
    One-to-four family                   $4,991    $48,109    $53,100
    Multi-family                              -        627        627
    Commercial                            1,299      4,642      5,941
    Construction and land                    26        495        521
                                         -------   --------   --------
      Total mortgage loans                6,316     53,873     60,189

  Consumer loans                          6,027        317      6,344

  Comercial loans                           795      1,192      1,987
                                         -------   --------   --------
    Gross loans receivable               13,138     55,382     68,520

  Mortgage-backed securities              5,587        450      6,037
                                         -------   --------   --------
   Gross loans receivable and mortgage-
     backed and related securities      $18,725    $55,832    $74,557
                                        ========   ========   ========

   One-to-Four Family Mortgage Lending

         The Company's primary lending activity is the origination of first mortgage loans secured by one-to-four family, owner-occupied residences within the Company's primary lending area. The Company sells substantially all of its fixed rate mortgage loans it originates to government secondary market investors. Generally, loans sold to government secondary market investors are sold as whole loans with servicing retained. Substantially all of the ARM loans originated by the Company are retained in its loan portfolio. The Company follows Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for its one-to-four family mortgage loans.

         The Company offers a variety of rates, fees, origination terms, and mortgage products. Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups and residents of local communities located in the Company's primary market area through its loan origination staff. The Company also advertises its products through local newspapers, periodicals and radio. Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, an appraisal from an independent third party is obtained, income and other deposit information are verified, and, as necessary, additional financial information is requested. The Company requires title insurance or evidence of marketable title and lien position (consisting of an abstract and legal opinion) on all first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. On loans with high loan to value ratios, borrowers are required to escrow funds on a monthly basis for real estate taxes, hazard insurance, and, in some cases, flood insurance. On those loans with no escrow requirement, the Company verifies payment of real estate taxes on a semi-annual basis and requires evidence from the borrower annually of hazard insurance and flood insurance. The lending policy of the Company restricts mortgage loan amounts to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged to the Company. The Company makes mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, subject to availability of private mortgage insurance insuring the amount in excess of 80% of the appraised value or purchase price. Exceptions to this policy are ARM loans, in which case the Company loans up to 90% of the appraised value or purchase price with the appropriate private mortgage insurance. In addition, the Company may make loans to its most creditworthy customers up to 90% of the appraised value without private mortgage insurance. The Company also currently offers a program for low to moderate income families to lend up to 90% of the appraised value of the property without private mortgage insurance, provided certain credit, property and cost criteria are met.

         The  Company's  underwriting   department  reviews  all  the  pertinent
information and makes a credit decision for approval or denial within established Company policy guidelines. Recommendations to deny applications based on underwriting considerations are reviewed by the Company's senior underwriter prior to a final disposition of the loan application. The Board of Directors and the Loan Committee review summaries of all one-to-four family mortgage loan applications on a monthly basis. Mortgage loans held in the Company's loan portfolio generally include due-on-sale clauses, which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Company's prior consent.
The Company enforces the due-on-sale clauses of its mortgage loans.

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

         The Company offers one and three-year ARM loans. ARM loans currently adjust a maximum of two percentage points per year with a lifetime interest cap of six percentage points above the initial interest rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts to maintain full amortization of the mortgage loan within the remaining term. The initial rates offered on ARM loans fluctuate with general interest rates changes and are determined by competitive conditions and the Company's yield requirements. The Company currently uses the one-year and three-year, Constant Maturity United States Treasury indexes to determine the interest rate payable upon the adjustment date of outstanding ARM loans. The Company also originates ARM loans with initial interest rates below the fully indexed rate by permitting the borrower to choose the number of percentage points the initial interest rate is below the fully indexed rate (up to two points) and pay origination points in a corresponding amount. Borrowers choosing these ARM loans can effectively lower the lifetime interest rate cap by decreasing the initial interest rate. ARM loans generally pose different risks than fixed rate loans. In a rising interest rate environment, the underlying ARM loan payment rises, increasing the potential for default, and the marketability of the underlying property may be adversely affected. In a decreasing interest rate environment, mortgagors tend to refinance to fixed rate loans. The Company's delinquency experience on its ARM loans generally has been satisfactory to date.

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

   Commercial Real Estate Lending

         At March 31, 1999, the Company's commercial real estate loan portfolio totaled $5.9 million or 8.0% of net loans receivable. The commercial real estate loans in the Company's portfolio consist of fixed rate and ARM loans generally secured by small office buildings, retail stores and farms, and occupied by the borrower. The Company currently originates ARM loans secured by commercial real estate at 375 to 525 basis points above the rate on U.S. Treasury securities for comparable maturities. These loans typically do not exceed 65% of the lesser of the purchase price or the appraised value of the underlying collateral. At March 31, 1999, the largest outstanding commercial real estate loan was $1.4 million.

         In underwriting commercial real estate loans, the Company's underwriting procedures require a review of the borrower's credit history, income taxes, personal financial statements, banking relationships, property management experience. An analysis of the property is also required, including cash flow projections, historical operating statements, environmental concerns, compliance with regulations, and prevailing market conditions. Loans secured by commercial real estate properties involve a greater degree of risk than residential mortgage loans. Payments on loans secured by commercial real estate properties are often susceptible to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by originating commercial real estate loans principally in its primary market area where it has the ability to more closely monitor and anticipate adverse conditions.

   Commercial Lending

         The Company engages in a limited amount of commercial business lending activities, generally with existing customers, including secured and unsecured loans and letters of credit. At March 31, 1999, the Company had $ 3.9million in commercial business loans outstanding, which represented 5.3% of net loans receivable. Term loans are amortized over a one to five year term and lines of credit are reviewed annually. Such loans generally are originated at 375 to 525 basis points above the rate on U.S. Treasury securities for comparable maturities. At March 31, 1999, the largest outstanding commercial loan was $0.6 million.

         The Company originated a majority of the commercial loans in its loan portfolio in the mid-1980's when it hired a commercial loan officer to expand its activity in this area. The Company currently is not actively seeking new commercial lending business and substantially all of its commercial lending consists of renewals of existing commercial loans. The commercial loans in the portfolio are generally performing and, management believes, adequately reserved.

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


   Consumer Lending

         The Company held $7.1 million or 9.6% of net loans receivable of consumer loans at March 31, 1999. Consumer loans generally have shorter terms and higher interest rates than mortgage loans, but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Automobile loans generally are underwritten in amounts up to 90% of the purchase price for new and used vehicles. The term of the loans generally cannot exceed six years for new vehicles and five years for used vehicles. The Company's delinquent consumer loans as a percentage of total consumer loans has been minimal.

   Multi-Family Lending

         The Company held $.6million or .85%net loans receivable of multi-family loans at March 31, 1999. The rates charged on the Company's multi-family loans typically are slightly higher than rates charged on loans secured by one-to-four family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Company's other ARM loans, although generally at a slightly higher margin. An origination fee equal to 1% of the principal amount is usually charged on such loans.

         Multi-family loans are generally underwritten in amounts to 80% of the lesser of the appraised value or purchase price of the underlying property. An independent appraiser designated by the Company at the time the application is submitted performs appraisals of multi-family properties. In addition, the Company's underwriting procedures require review of the borrower's credit history, income, personal financial statements and banking relationships. A review of the property includes cash flow projections and historical operating results. The Company evaluates all aspects of multi-family lending to mitigate risk to the extent possible. The Company seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. The Company obtains individual guarantees for substantially all of its multi-family loans.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loans may be impaired. Despite the risks inherent in multi-family real estate lending, the Company's delinquent multi-family loans as a percentage of loans receivable has been minimal.


   Construction and Land Lending

         The Company offers one-to-four family residential and other construction loans and land loans. At March 31, 1999, construction and land loans totaled $2.1 million or 2.8% of net loans receivable. Construction loans are made to individuals intending to occupy a home who have signed construction contracts with a builder. These loans have loan-to-value ratios not exceeding 90%. When the loan-to-value ratios exceed 80%, private mortgage insurance is required. The Bank offers permanent financing, primarily one-to three-year ARM loans, on residential construction loans that enables borrowers to avoid duplicative closing costs normally associated with temporary financing during construction periods and permanent financing upon completion of construction. The Company has had minimal delinquent residential construction loans to date.

   Loan Approval

         Loan approval is based on a customer's aggregate amount of loans outstanding, including the loan application under review. One member of the Loan Committee and a loan officer may approve loan amounts of $100,000 or less. Loan amounts exceeding $100,000 up to $500,000 require the approval of two members of the Loan Committee and a loan officer. Any single loan exceeding $500,000 requires approval from the Board of Directors and a loan officer. Any loans over $25,000 that exceed the aggregate amount of $625,000 require Board approval.


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



                                                                  Fiscal Years Ended March 31,
                                                                --------------------------------

                                                               1999             1998          1997
                                                                          (In thousands)

Mortgage loans (gross)
    At beginning of period                                    $66,702         $66,254       $59,604
                                                              --------        --------      --------
     Mortgage loans originated:
       One-to-four family                                      36,564          25,216        21,223
       Commercial                                               1,987             226         1,072
       Multi-family                                               472               -             -
       Construction and land                                    8,740           3,809         6,690
                                                              --------        --------      --------
         Total mortgage loans originated                       47,763          29,251        28,985
                                                              --------        --------      --------
       Mortgage loans purchased                                   581             368           101
                                                              --------        --------      --------
         Total mortgage loans originated and purchased         48,344          29,619        29,086
                                                              --------        --------      --------
       Transfer of mortgage loans to foreclosed
         real estate                                             (254)           (159)          (72)
       Principal repayments                                   (32,773)        (17,796)      (17,890)
       Sales of fixed rate loans                              (19,131)        (11,216)       (4,474)
                                                              --------        --------      --------
         Total reductions                                     (52,158)        (29,171)      (22,436)
                                                              --------        --------      --------
    At end of period                                          $62,888         $66,702       $66,254
                                                              ========        ========      ========

Consumer loans:
    At beginning of period                                     $7,827          $7,207        $6,897
       Consumer loans originated                                5,397           6,796         5,313
       Principal repayments                                    (6,115)         (6,176)       (5,003)
                                                               -------        --------      --------
    At end of period                                           $7,109          $7,827        $7,207
                                                               =======        ========      ========
Commercial loans:
    At beginning of period                                     $4,397          $4,663        $4,612
       Commercial loans originated and purchased                5,798           3,879         3,356
       Principal repayments                                    (6,296)         (4,145)       (3,305)
                                                               -------        --------      --------
    At end of period                                           $3,899          $4,397        $4,663
                                                               =======        ========      ========
Mortgage-backed and related securities:
    At beginning of period                                     $6,398          $7,421        $5,373
       Mortgage-backed securities
         purchased                                              2,601               -          2772
       Amortization and repayments                             (2,962)         (1,023)         (724)
                                                               -------        --------       -------
    At end of period                                           $6,037          $6,398        $7,421
                                                               =======        ========       =======



The following table sets forth the Company's loan originations and purchases in various loan categories according to whether the loan is fixed rate versus adjustable rate for the periods indicated.

                                                                            Fiscal Years Ended March 31,
                                        -------------------------------------------------------------------------------------------
                                                      1999                          1998                            1997
                                        -------------------------------------------------------------------------------------------
                                          Fixed    Adjustable   Total     Fixed   Adjustable    Total     Fixed  Adjustable  Total
                                        -------------------------------------------------------------------------------------------

  Mortgage loans:
    One-to-four family                   $22,828    $14,156    $36,984    12,658   $12,926     $25,584   $7,796   $13,427   $21,223
    Multi-family                               -        633        633         -         -           -        -         -         -
    Commercial                                 -      1,987      1,987         -       226         226       69     1,003     1,072
    Construction and land                  7,634      1,106      8,740     3,102       707       3,809    5,423     1,368     6,791
                                         --------   --------   --------  --------  --------    --------  -------  --------  -------
      Total mortgage loans                30,462     17,882     48,344    15,760    13,859      29,619   13,288    15,798    29,086

  Consumer loans                           5,397          -      5,397     6,781        15       6,796    5,313         -     5,313

  Comercial loans                          3,851      1,947      5,798     3,432       447       3,879    2,308     1,048     3,356
                                         --------   --------   --------  --------  --------    --------  -------  --------  -------
    Total loans originated
     and purchased                       $39,710    $19,829    $59,539   $25,973   $14,321     $40,294  $20,909   $16,846   $37,755
                                         ========   ========   ========  ========  ========    ======== ========  ========  =======


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

   Sale of Mortgage Loans

         The Company sells loans that it originates, on a non-recourse basis, into the secondary market to the FHLMC, Federal National Mortgage Association ("FNMA") and WHEDA. The amount of loans sold by the Company is based upon market conditions and the Company's asset/liability strategy. For the past three fiscal years, the Company has sold substantially all of the fixed rate loans originated to governmental secondary market purchasers in order to manage interest rate risk. For the fiscal year ended March 31, 1999, the Company's fixed rate loan sales to governmental investors totaled $19.1 million with associated gains of $206,000.

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

   Loan Origination, Servicing and Other Fees

         In addition to interest earned on loans, the Company receives income through fees in connection with loan originations, loan sales, loan modifications, late payments, loan servicing, and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated.

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

         For loans sold to FHLMC and FNMA, the Company retains the responsibility for servicing such loans. At March 31, 1999, 1998 and 1997, the Bank serviced $46.3 million, $30.7 million and $25.3 million loans for others, respectively. Fee income received in connection with loans serviced for others was $94,000, $77,000 and $77,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.


         The contractual right to service mortgage loans sold has an economic value. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans, and other factors.

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

         On mortgage loans or loan participations purchased by the Company, the Company receives monthly reports from its loan servicers with which it monitors the loan portfolio. The Company relies upon the servicer to contact delinquent borrowers, collect delinquent amounts, and to initiate foreclosure proceedings, when necessary, in accordance with applicable laws, regulations, and the terms of the servicing agreements between the Company and its servicing agents.

         Total loans delinquent 90 days or more totaled $.2 million or .3% of loans receivable at March 31, 1999.



                                  At March 31, 1999                   At March 31, 1998                   At March 31, 1997
                          ---------------------------------------------------------------------------------------------------------
                               31-89 Days    90 Days or more     31-89 Days     90 Days or more     31-89 Days     90 Days or more
                          ---------------------------------------------------------------------------------------------------------
                            Number Principal Number Principal Number Principal  Number Principal  Number Principal Number Principal
                              of    Balance    of    Balance    of    Balance    of     Balance    of    Balance     of    Balance
                             Loans of Loans   Loans  of Loans  Loans  of Loans  Loans   of Loans  Loans  of Loans   Loans  of Loans
                          ---------------------------------------------------------------------------------------------------------

Mortgage loans:
 One-to-four family           20     $904       2      $53      22      $754      5       $109     45     $2,399      7      $179
 Multi-family                 --       --      --       --      --        --     --         --     --         --     --        --
 Residential construction     --       --      --       --       1        62     --         --      1         84     --        --
 Commercial                    2      114      --       --       6       471      3        280      6        406      2       199
                             ----  -------    ----     ----    ----     -----  -----      -----   ----     ------   ----     -----
   Total mortgage loans       22   $1,018       2      $53      29    $1,287      8       $389     52     $2,889      9       378
                             ----  -------    ----     ----    ----   -------  -----      -----   ----    -------   ----     -----
Consumer loans                24       55       3       17      31       161     32        129     39        191      9       137
                             ----  -------    ----     ----    ----   -------  -----      -----   ----    -------   ----     -----
Comercial loans                1       10       3      159       1         3      9        858      4        204      6       556
                             ----  -------    ----     ----    ----   -------  -----      -----   ----    -------   -----    -----
    Total                     47   $1,083       8     $229      61    $1,451     49     $1,376     95     $3,284     24     $1,071
                             ====  =======    =====   =====    ====   =======  =====    =======   ====    =======   =====   ======
Delinquent loans to gross            1.47%            0.31%             1.84%             1.74%             4.16%             1.36%
    loans(2)

--------------------------
 -1 The Company discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more.

 -2    Excluding mortgage-backed and related securities.

   Classification of Assets

         The FDIC requires each federally insured bank to classify its assets on a regular basis in accordance with the guidelines set forth in the FDIC Manual of Examination Policies. In addition, in connection with examinations of insured banks by the FDIC, FDIC examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more well defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. The Company has adopted an asset classification methodology that parallels that required by federal regulators. At March 31, 1999, based upon the Company's asset classification methodology, the Company had assets classified as Substandard of $364 million, none as Doubtful and none as Loss. Assets that are classified as Loss are charged off. The FDIC examination policies include a Special Mention category, consisting of assets that currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At March 31, 1999, $238,000 of the Company's assets were classified as Special Mention.

   Non-Performing Assets

         Loans are placed on non-accrual status when, in the judgment of Company management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on non-accrual status, all of the accrued interest on that loan is reversed by way of a charge to interest income. Accrual of interest on a non-accrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is no longer doubtful of collection. The Bank discontinues the accrual of interest on loans more than 90 days past due, at which time all accrued but uncollected interest is reversed by way of a charge to income.

         Property acquired by the Bank as a result of a foreclosure is classified as real estate owned. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value, less estimated costs to sell. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the fair value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At March 31, 1999, the Company had $63,000 of property in real estate owned.

         Nonperforming loans include loans placed on non-accrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets.



                                                                             March 31,
                                                                 --------------------------------
                                                                  1999          1998        1997

                                                                      (Dollars in Thousands)

Non-accrual mortgage loans 90 days or more past due                $53         $389         $378
Non-accrual consumer loans 90 days or more past due                 17          116          128
Non-accrual commerical loans 90 days or more past due              159          858          556
Loans 90 days or more past due and still accruing                    -           14            9
Troubled debt restructurings                                         9           11            -
                                                                  -----      -------      -------
    Total non-performing loans                                    $238       $1,388       $1,071
                                                                  =====      =======      =======
Total real estate owned and in judgement, net of
    related allowance for losses                                    63          159            -
                                                                  -----      -------      -------
Total non-performing assets                                       $301       $1,547       $1,071
                                                                  =====      =======      =======
Total non-performing loans to gross loans receivable              0.32%        1.76%        1.37%
Total non-performing assets to total assets                       0.31%        1.57%        1.13%

Total classified assets                                           $602       $1,885       $1,330
Total classified assets to total assets                           0.62%        1.91%        1.40%

 Interest income that would have been recorded on non-
    performing loans if current                                    $15          $89          $59
Interest income on non-performing loans included
    in net income                                                   $3          $21          $13




         As of March 31, 1999, management was not aware of any loans not included in the foregoing tables or discussed above that the borrower could not comply with the loan repayment terms.

   Allowance for Loan Losses

         Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish a general allowance for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Bank may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Bank's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the DFI and the FDIC, either one of which can order the establishment of additional general or specific loss allowances.

       The allowance for loan losses is established through a provision for loan losses, which reduces net interest income. The Company's allowance for loan losses at March 31, 1999, totaled $375,000 or 61.0% of cumulative net charge-offs during the last three fiscal years. The allowance for loan losses is determined by multiplying the average balance of real estate loans; installment and credit card loans; and commercial and other loans by the percentage of actual loss experience for the last three years for each category of loans plus 15% for any substandard loans in each category of loans. Substandard loans are evaluated individually and actual loss percentage to the average balance of each category of loans as a group. Any unallocated portion of the allowance is applied to the category with the highest percentage of loss experience for the prior three years. A self-correcting mechanism to reduce differences between estimated and actual observed losses is not necessary since the allowance is determined by actual observed losses. The average balance of each category of loans reflects changes in loan concentration. Loan quality is reflected in the 15% allowance for any substandard loan. As the allowance is based on actual loss experience and the current level of substandard loans, no elimination methods and assumptions are used in determining the allowance. A change in substandard loans and the average balance of the categories of loans will be immediately reflected in the allowance. The level of the allowance is equal to historical net loss experience plus the 15% allowance for the current level of substandard assets. The ratio of allowance for loan losses to gross loans receivable was 0.50% at March 31, 1999.

         The following table sets forth activity in the Company's allowance for loan losses during the periods indicated.


                                                                 For the Fiscal Year Ended March 31,
                                                          ---------------------------------------------------
                                                                 1999             1998             1997

                                                                       (Dollars in thousands)

Balance at beginning of period                                   $484             $461             $433
Additions charged to operations:
    One-to-four family                                              -                0                0
    Multi-family and commercial real estate                         2                0                0
    Commercial                                                    291               76               75
    Consumer                                                       83               24                6
                                                                ------           ------           ------
                                                                  376              100               81
Recoveries:
    One-to-four family                                              0                0               19
    Multi-family and commercial real estate                         7                3                3
    Commercial                                                      0                0                0
    Consumer                                                        7                7                0
                                                                ------           ------           ------
                                                                   14               10               22
Charge-offs:
    One-to-four family                                              0                0                0
    Multi-family and commercial real estate                        (2)               0                0
    Commercial                                                   (413)               0              (19)
    Consumer                                                      (84)             (87)             (56)
                                                                ------           ------           -------
                                                                 (499)             (87)             (75)
Net charge-offs                                                  (485)             (77)             (53)
                                                                ------           ------           -------
Balance at end of period                                         $375             $484             $461
                                                                ======           ======           =======
Percentage of loans to gross loans receivable
    Mortgage loans                                              85.10%           84.51%           84.80%
    Consumer loans                                               9.62%            9.92%            9.23%

Ratio of allowance for loan losses to gross
    loans receivable at the end of period                        0.51%            0.61%            0.59%

Ratio of allowance for loan losses to
    non-performing loans at the end of period(1)               157.56            34.87            43.04

Ratio of net charge-offs to average gross
    loans during period                                          0.62%            0.10%            0.07%

Average gross loans outstanding                               $78,341          $79,471          $76,240

Gross loans receivable at the end of period                   $73,896          $78,923          $78,116


-------------------------------------------

(1) Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, and troubled debt restructurings.

         The following table shows the Company's allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated. Allocations to a particular category do not restrict the Company's ability to use such allowance in any other category.



                                                                           At March 31,
                                   ----------------------------------------------------------------------------------------------
                                   ----------------------------------------------------------------------------------------------
                                                1999                          1998                           1997
                                   ----------------------------------------------------------------------------------------------

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

                                                                       (Dollars in thousands)

Breakdown of allowance:
 Mortgage loans:
  One-to-four family                 $50        0.09%     73.38%    $50       0.09%      73.64%     $36      0.06%      71.14%
  Multi-family                         1        0.16%      0.85%      1       0.19%       0.67%       -      0.00%       1.19%
  Commercial/nonresidential           12        0.20%      8.04%      5       0.10%       6.67%      34      0.65%       8.25%
  Construction and land                2        0.10%      2.83%      2       0.07%       3.53%       1      0.04%       4.22%
                                    ------               -------  ------                --------   ------              --------
  Total mortgage loans                65                  85.10%     58                  84.51%      71                 84.80%

 Consumer loans                       86        1.21%      9.62%     80       1.02%       9.92%      50      0.69%       9.23%
                                                         -------
 Commercial loans                    224        5.75%      5.28%    346       7.87%       5.57%     340      7.29%       5.97%
                                    ------               -------  ------                --------   ------              --------
 Total allowance for loan losses    $375                 100.00%   $484                 100.00%    $461                100.00%
                                    =======              ======== ======                ========   =======             ========

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

         The investment activities of the Company consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-throughs, and federally sponsored agency and mortgage related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value of various interest rate and prepayment conditions.

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

         Mortgage-backed securities typically are issued with stated principal amounts and pools of mortgage loans with interest rates that are within a range and have varying maturities back the securities. The underlying pool of mortgage loans can be composed of either fixed rate mortgage or ARM loans. Mortgage-backed securities commonly are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgage loans, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgage loans.

         The actual maturity of a mortgage-backed security varies, depending on when the mortgages repay or prepay the underlying mortgage loans. Prepayments of the underlying mortgage loans may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumption used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayment of the underlying mortgage loans depends on many factors, including type of mortgage loans, the coupon rate, the age of the mortgage loans, the geographical location of the real estate collateralizing the mortgage loans and general levels of market interest rates. The difference between the interest rates on the underlying mortgage loans and the prevailing mortgage interest rates is an important determinant in the rate of prepayments.. During periods of decreasing mortgage interest rates, prepayments generally increase. If the coupon rate of the underlying mortgage loans significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans. Prepayment experience is more difficult to estimate for adjustable rate mortgage-backed securities.

   Investment Securities

         The Company invests in various types of liquid assets that are permissible investments for Wisconsin-chartered savings banks, including United States Treasury obligations and securities of various federal agencies. The Company also invests its assets in commercial paper and mutual funds, the assets of which conform to the investments that a Wisconsin-chartered savings bank is otherwise authorized to make directly. The Company's current investment policy only permits purchases of investments rated investment grade by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality.

   Composition of Securities Held-to-Maturity

         At March 31, 1999, the Company held $9.4 million in its securities held-to-maturity portfolio, consisting of $6.0 million in mortgage-backed certificates issued by various federal agencies and $3.4 million in the investment securities portfolio, consisting of securities of various federal agencies. At March 31, 1999, the mortgage-backed securities portfolio represented 6.2% of the Company's total assets and the investment securities portfolio represented 3.5% of the Company's total assets.


Composition of Securities Classified as Trading

         At March 31, 1999 and 1998, the Company did not have any investment securities or mortgage-related securities classified as trading.

   Composition of Securities Available for Sale

         At March 31, 1999, the Company did not have any investment securities or mortgage-related securities classified as available for sale.

         The table below sets forth certain information regarding the carrying value, composition and market value of the Company's securities available for sale and mortgage-backed securities held-to-maturity at March 31, 1999, 1998, and 1997.


                                                       At March 31, 1999         At March 31, 1998           At March 31, 1997
                                                       -----------------         -----------------           -----------------
                                                   Carrying  % of    Market  Carrying   % of     Market    Carrying  % of   Market
                                                    Value    Total   Value    Value     Total    Value      Value    Total  Value
                                                    -----    -----   -----    -----     -----    -----      -----    -----  -----
                                                                                (Dollars in thousands)

Securities available-for-sale:
U.S. govt securities and other agency obligations
    FNMA                                             $ -          -      $ -      $ -        -      $ -    $1,963    71.33%  $1,963
    FHLB                                               -          -        -        -        -        -       488    17.73%     488
    FHLMC                                              -          -        -        -        -        -       300    10.90%     300
  Money Market Mutual Fund                             -          -        -        -        -        -         1     0.04%       1
                                                  -------     ------   ------  -------  -------  -------   -------  -------  ------
    Total securities available-for-sale              $ -          -      $ -      $ -        -      $ -    $2,752   100.00%  $2,752
                                                  =======     ======   ======  =======  =======  =======   =======  =======  ======

Securities held-to-maturity
  Mortgage-backed securities
    FNMA                                          $3,189      33.80%  $3,224   $3,868    41.16%   $3,926   $4,622    62.28%  $4,523
    FHLMC                                          1,214      12.86%   1,208      377     4.01%      384      434     5.85%     420
    GNMA                                           1,634      17.32%   1,698    2,153    22.91%    2,236    2,365    31.87%   2,365
U.S. govt securities and other agency obligations
     FFCB                                              -       0.00%       -      500     5.32%      500        -        -        -
     FHLB                                          2,098      22.24%   2,083    1,700    18.09%    1,700        -        -        -
     FHLMC                                           800       8.48%     803      800     8.51%      799        -        -        -
     FNMA                                            500       5.30%     500        -        -         -
                                                  -------    -------  -------  -------  -------   -------  -------  -------  ------
      Total securities held-to-maturity           $9,435     100.00%  $9,516   $9,398   100.00%   $9,545   $7,421   100.00%  $7,308
                                                  =======    =======  =======  =======  =======   =======  =======  =======  ======



         At March 31, 1999, the aggregate book value and the aggregate market value of securities issued by FNMA totaled $3.9 million and $3.9 million, respectively. At March 31, 1999, the aggregate book value and the aggregate market value of securities issued by GNMA totaled $1.6 million and $1.7 million, respectively. Both FNMA and GNMA securities exceed 10% of stockholder equity at March 31, 1999.

         The following table shows the maturity or period to repricing of the Company's mortgage-backed securities portfolio held-to-maturity at March 31, 1999:

                                                    At March 31, 1999
                                         --------------------------------------
                                          Adjustable     Fixed
                                             Rate         Rate        Total
                                           Mortgage     Mortgage    Mortgage-
                                            Backed       Backed       backed
                                          Securities   Securities   Securities

Amounts due or repricing:
    Within one year                          $450          - -         $450

    After one year:
       One to three years                     - -          - -          - -
       Five to ten years                      - -         $995         $995
       Ten to 20 years                        - -         1677         1677
       Over 20 years                          - -        2,915        2,915
                                            ------      -------      -------
   Total due or repricing after one year      - -        5,587        5,587

        Total due or repricing                450        5,587        6,037
                                            ------      -------      -------
Less:
    Unearned discounts
      and premiums, net                       - -          - -          - -
                                            -------     -------      -------
Mortgage-backed  securities, net             $450       $5,587       $6,037
                                            =======     =======      =======





Sources of Funds

   General

         The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities, and to a lesser extent, FHLB-Chicago advances. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan payments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings also may be used on a longer-term basis to support expanded lending or investment activities. The Company primarily utilizes advances from the FHLB-Chicago as sources for its borrowings. At March 31, 1999, 1998 and 1997 the Company had advances from the FHLB-Chicago of $17.0 million or 17.4% of total assets, $19.1 million or 19.3% of total assets, and $17.6 million or 18.5% of total assets, respectively. Of the Company's outstanding FHLB-Chicago advances at March 31, 1999, $4.5 million will mature before March 31, 2000. The Company also had borrowings consisting of repurchase agreements of $5.6 million, $5.3 million and $4.5 million at March 31, 1999, 1998 and 1997, respectively.

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


The following table presents the deposit activity of the Company for the periods indicated:

                                                                      Fiscal Year Ended March 31,
                                                                1999            1998             1997
                                                                ----            ----             ----

                                                                           (In thousands)

Net Deposits (Withdrawals)                                    $(3,003)        $(1,613)          $1,627
Interest credited on deposits                                   2,728           2,334            2,674
                                                              --------        --------          -------
     Total increase (decrease) in deposits                      $(275)           $721           $4,301





         At March 31, 1999, the Company had $3.6 million in certificates of deposit outstanding in amounts of $100,000 or more maturing as follows:

                                                              Amount at
                                                            March 31, 1999
                                                            (In thousands)

Three months or less                                            $ 358
Over three through six months                                     894
Over six through 12 months                                      1,257
Over 12 months                                                  1,051
                                                          -----------------
     Total                                                    $ 3,560
                                                          =================

         The following table sets forth the distribution of the Company's core deposits and certificate accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented:


                                                                          At March 31,
                              -----------------------------------------------------------------------------------------------------
                                            1999                              1998                               1997
                              ---------------------------------   --------------------------------   ------------------------------
                                                       Weighted                         Weighted                         Weighted
                                           Percent     Average              Percent     Average              Percent     Average
                                           of total    Nominal              of total    Nominal              of total    Nominal
                                Amount     deposits     Rate      Amount    deposits     Rate      Amount    deposits      Rate
                                ------     --------     ----      ------    --------     ----      ------    --------      ----
                                                                      (Dollars in thousands)

Core Deposits:
    Non-interest bearing        $3,590       5.79%         -      $3,823      6.14%          -     $2,792      4.54%          -
    NOW accounts                 6,346      10.23%      2.20%      5,910      9.49%       2.15%     5,989      9.73%       2.26%
    Money market                 6,856      11.07%      4.59%      6,026      9.68%       4.87%     5,029      8.17%       4.61%
    Passbook                     6,563      10.58%      2.15%      6,091      9.78%       2.31%     5,905      9.59%       2.16%
                               --------    -------     ------     -------    -------     ------    -------    ------      ------
  Total                         23,355      37.67%      2.55%     21,850     35.08%       2.57%    19,715     32.03%       2.51%

Certificates accounts
(current term to maturity):
One to six months               17,269      27.86%      5.61%     22,514     36.15%       5.69%    15,941     25.90%       5.43%
six to 12 months                11,218      18.09%      5.48%      6,889     11.06%       5.75%     9,443     15.34%       5.71%
13 to 36 months                  8,878      14.32%      5.63%      9,435     15.15%       6.05%    14,151     22.99%       6.07%
37 to 60 months                  1,137       1.82%      5.76%      1,389      2.24%       6.08%     2,110      3.43%       6.11%
61 to 96 months                    109       0.18%      6.70%        167      0.27%       6.54%       120      0.19%       6.33%
97 to 132 months                    37       0.06%      6.35%         34      0.05%       6.35%        77         0        6.96%
                               --------     ------     ------     -------    ------      ------    -------    ------      ------
  Total certificates            38,648      62.33%      5.71%     40,428     64.92%       5.75%    41,842     67.97%       5.75%

Total deposits                 $62,003     100.00%      4.49%    $62,278    100.00%       4.62%   $61,557    100.00%       4.71%
                               =======     =======      =====    =======    =======      ======   =======    =======      ======


         The following table presents, by various rate categories, the amount of certificates of deposit outstanding at March 31, 1998 and March 31, 1999:

                                             At March 31,
                                            1999      1998
                                            --------------
Certificates of Deposit:                    (In thousands)
    2.00% to 2.99%                             0       100
    3.00% to 3.99%                           122         -
    4.00% to 4.99%                         7,176       538
    5.00% to 5.99%                        24,893    22,861
    6.00% to 6.99%                         5,764    16,229
    7.00% to 7.99%                           663       670
    8.00% to 8.99%                            30        30
                                         --------  --------
       Total                             $38,648   $40,428
                                         ========  ========




   Borrowings and Other Financing Transactions

         Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as part of its assets/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has it's own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies the FHLB-Chicago. At March 31, 1999, the Company's FHLB-Chicago advances totaled $17.0 million, representing 19.9% of total liabilities. The Company intends to continue to leverage its capital base by utilizing FHLB borrowings to originate or purchase loans in fiscal 1999.

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

         While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Company to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings. At March 31, 1999, there were $5.6 million in repurchase agreements outstanding.

         The following table sets forth certain information regarding the Company's FHLB-Chicago advances and repurchases agreements at or for the periods ended on the dates indicated.



                                                              At or For the Fiscal Years Ended March 31,
                                                              ------------------------------------------
                                                               1999               1998            1997
                                                               ----               ----            ----
                                                                        (Dollars in thousands)

FHLB- Chicago advances:
  Average balance outstanding                                 $17,488            $17,912          $15,751
  Maximum amount outstanding at any
    month-end during the period                                19,062             23,173           18,245
  Balance outstanding at end of period                         16,990             19,062           17,634
  Weighted average interest rate during
    the period(1)                                                5.44%              5.88%            5.87%
  Weighted average interest rate at end
    of period                                                    5.30%              5.49%            5.91%

Repuchase agreements:
  Average balance outstanding                                  $5,597             $4,937           $4,808
  Maximum amount outstanding at any
    month-end during the period                                 6,473              6,501            5,761
  Balance outstanding at end of period                          5,625              5,258            4,463
  Weighted average interest rate during
    the period                                                   5.19%              6.00%            5.74%
  Weighted average interest rate at end
    of period                                                    5.38%              6.08%            6.13%

Total advances and repurchase agreements:
  Average balance outstanding                                 $23,085            $22,850          $20,559
  Maximum amount outstanding at any
    month-end during the period                                25,535             29,674           24,006
  Balance outstanding at end of period                         22,615             24,320           22,097
  Weighted average interest rate during
    the period                                                   5.91%              5.91%            5.78%
  Weighted average interest rate at end
    of period                                                    5.32%              5.62%            5.95%


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

         In January 1983, ASA formed the Pondhurst Condominium Association and developed 64 residential lots for condominium duplexes and four-plexes on land adjacent to a golf course in Amery, Wisconsin (the "Pondhurst Project"). As of March 31, 1999, all 64 residential lots had been sold. On May 8, 1998, ASA sold an adjacent undeveloped 7.5-acre parcel of land for $65,000. With the sale of the 7.5 acre parcel, the Bank and ASA has complied with a request by the Federal Reserve bank of Minneapolis that ASA divest its holdings in the Pondhurst Project by May 31, 2000. As of March 31, 1999, ASA had total assets of $48,000.

         On May 30, 1997, NWI was established as an investment subsidiary of Bank to manage a portion of its investments. The establishment and operation of a investment subsidiary through incorporation and operation in the state of

Nevada provides certain corporate tax advantages to the Bank. As of March 31, 1999, NWI had total assets of $23.9 million.

Personnel

         At March 31, 1999, the Company had 32 full-time employees and 9 part-time employees. A collective bargaining unit does not represent the employees of the Company and the Company believes its relationship with its employees to be good.

Federal Taxation

General

     The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Bank and does not purport to be a comprehensive description of all applicable tax rules.

     The Bank and the Company report their income on a fiscal year basis using the accrual method of accounting. The Bank and the Company are, as a general matter, subject to the rules of federal income taxation applicable to corporations. Generally, the Internal Revenue Code requires that all corporations compute taxable income using the accrual method of accounting. The Company and its subsidiaries currently file a consolidated federal income tax return. For its taxable year ended March 31, 1999, the Bank was subject to a blended federal income tax rate of approximately 34%.

Bad Debt Reserves

     Savings banks, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted for tax years beginning prior to December 31, 1995 to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Such additions were computed using one of two allowable methods. Each year, the Bank has used the method that allows the largest addition, and thus, the greater deduction for tax purposes.

     The Small Business Job Protection Act of 1996 ("the Act") repealed the reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after December 31, 1995. Thrift institutions such as the Bank with less than $500 million in assets are now required to use the experience method. The Act also grants partial relief from the bad debt reserve "recapture" which occurs in connection with the change in method of accounting. The pre-1988 reserves are not required to be included in income in connection with the change in method of accounting. In addition, the Act suspends recapture of post-1987 reserves for a period of two years, conditioned on the institution's compliance with certain residential loan requirements. Institutions can meet this residential loan requirement if the principal amount of residential loans made during a taxable year was not less than the "base amount" for such year. The base amount is determined on an institution-by-institution basis, and constitutes the average of the principal amounts of residential loans made by an institution during the six most recent taxable years. Notwithstanding the foregoing, institutions will be required to pay for recaptured post-1987 bad debt reserves ratably over a six-year period starting in 1998. Since provisions for deferred income tax have been provided for on post-1987 bad debt reserves, there will not be any additional income tax expense to the Bank on recapture.

     Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends or distributions to the Holding Company without the Bank including the amount in taxable income, together with an amount deemed necessary to pay the resulting income tax. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Bank. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

Corporate Alternative Minimum Tax

     For taxable years beginning after December 31, 1986, the Internal Revenue Code imposes an alternative minimum tax ("AMT") of 20% on alternative minimum taxable income ("AMTI"). Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million was imposed on corporations, including the Bank, whether or not AMT is paid. The Bank does not expect to be subject to AMT in the future, although no assurance can be made that it will not.

Distributions

     To the extent that the Bank makes "non-dividend distributions" to shareholders that are considered to result in distributions from (i) the Bank's reserve for losses on qualifying real property loans that exceeds the amount that would have been allowed under an experience method or (ii) the supplemental reserve for losses on loans ("Excess Distributions"), then an amount equal to such Excess Distributions must be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. In contrast, distributions made from the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, rather than the Bank's bad debt reserves are generally considered dividends for federal income tax purposes and therefore would not be included in the Bank's taxable income. Further, under certain circumstances, such as tax-free reorganizations, non-dividend distributions may not be required to be included in the Bank's taxable income.

     The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if after the Conversion, certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation) and such payment or other distribution is not otherwise excluded from the provisions generally applicable to Excess Distributions, approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation" and "Dividend Policy" for limits on the payment of dividends of the Bank.

     Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million.

State Taxation

     The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings banks, at the rate of 7.9%. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated state income tax returns. The Bank's investment subsidiary, Northwest Investments, Inc., is subject to taxation under Nevada state law. Nevada does not currently impose a corporate income or franchise tax.

Regulation

     The following discussion is intended to be a summary of regulatory issues and not a comprehensive description of all applicable regulations.

     The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the Wisconsin Department of Financial Institutions ("WDFI"), as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a unitary bank holding company subject to regulatory oversight by the Board of Governors of the Federal Reserve System (the "FRB"), the WDFI the Securities and Exchange Commission ("SEC").


Wisconsin Savings Bank Regulation

     Regulations adopted by the WDFI govern various aspects of the activities and the operation of Wisconsin-chartered savings banks.

Examinations and Assessments

         The Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the WDFI. On

June 23, 1998, the DFI assessed the Bank a $4,176.52 fee based the Bank's total assets of $99.4 million at December 31, 1997. On March 25, 1999, the DFI assessed the Bank a $12,989.25 examination charge and the Company a $2,484 examination charge.

Loans and Investments

     The Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Savings banks also may lend funds on a secured or unsecured basis for business, corporate commercial or agricultural purposes provided the total of all such loans do not exceed 10% of the Bank's total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain limitations, including percentage restrictions based on the Bank's total assets.

     Under regulations established for state savings banks by the Savings Institutions Division of the WDFI and implemented by the Administrator of the WDFI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. This limit is currently 20% of the Bank's total assets and may be increased with the approval of the WDFI. At March 31, 1999, the Bank had $9.8 million of such loans in its portfolio with a current limit based on the Bank's asset base of $97.6 million. The Bank does not anticipate exceeding regulatory limitations on such commercial lending in the foreseeable future.

     Savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to the prior approval of the WDFI, compliance with capital requirements and certain other restrictions, savings banks may invest in residential housing development projects. Savings banks may invest in service corporations or subsidiaries with the prior approval of the WDFI, subject to certain restrictions. The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal laws and regulations.

     The Bank's subsidiary operations also are regulated by the FDIC and the FRB. See "-Federal Deposit Insurance Corporation Improvement Act" and "-Holding Company Regulation." At March 31, 1999, the Bank's subsidiary operations were not under any WDFI, FRB or FDIC order to divest or terminate any activity. The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991 Restrictions on State-Chartered Banks."

Loans to One Borrower

     Savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, subject to certain conditions. At March 31, 1999, the Bank did not have any loans that exceeded the loans-to-one borrower limitations.




Qualified Thrift Requirement

     The Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. At March 31, 1999, the Bank maintained 92.1% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

Dividend Limitations

     A savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the WDFI is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under the WDFI's regulations, a savings bank which converted from mutual to stock form also would be prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

Liquidity

     Savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of its average daily balance of net withdrawable accounts plus its short-term borrowings. Also required is a "primary liquid assets" ratio of at least 4% of average daily withdrawable accounts and short-term borrowings. Primary liquid assets is defined as primarily short-term liquid assets and U.S. government and U.S. government agency securities. At March 31, 1999, the Bank's daily liquidity ratio was 22.7%.

Restrictions on Loans to and Transactions with Insiders and Affiliates

     FRB regulations limit the total amount a savings bank may lend to its executive officers, directors, principal shareholders, and their related interests. Generally, an affiliated person may borrow an aggregate amount not exceeding 15% of a savings bank's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to affiliated persons as a class to an amount not exceeding the institution's unimpaired capital and unimpaired surplus.

     In addition, WDFI regulations place certain restrictions and limits on loans and other transactions with the Bank's affiliated persons to ensure that such loans and transactions are on terms which would be available to members of the general public for similar credit extensions.

     The Bank also must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the Bank were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain "covered transactions" with an affiliate to an amount equal to 10% of such institution's capital and surplus, plus an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The WDFI may, for safety and soundness reasons, impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B.

     Unless prior approval of the WDFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest.

     The Bank has not been significantly affected by the applicable restrictions on loans to and transactions with affiliates.


Insurance of Deposits

     The Bank's deposits are insured to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. FDIC regulations assign
institutions   to  a  particular   capital  group  based  on  the  level  of  an
institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized." These groups are each then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with reduced insurance rates paid by well capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

     The Bank is currently assessed deposit insurance premiums at the rate of $0.065 per one hundred dollars of deposits. The Bank's expense related to FDIC premiums was $38,000 and $39,000 for the fiscal year ended March 31, 1999 and 1998. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25%, and the FDIC may adjust assessment rates in order to maintain the target ratio. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not anticipate any increase in the insurance premium in the foreseeable future.

     The FDIC insures commercial bank deposits through a separate fund, the Bank Insurance Fund ("BIF"). During 1995, BIF assessment rates were reduced and as a result, BIF member institutions were paying lower deposit insurance premiums than SAIF-member institutions. Legislation passed during 1996 addressed the BIF/SAIF premium disparity and other matters related to deposit insurance obligations. See " -Regulatory Legislation Affecting Deposit Insurance."

     Under the FDIC Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Company does not know of any practice, condition or violation that might lead to the termination of deposit insurance for the Bank.

Certain Federal Regulations

     Provisions of federal law address risk reduction and the promotion of standards of safety and soundness for insured depository institutions.

Examinations and Audits

     Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $500 million; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures.

Prompt Corrective Regulatory Action

     Federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. The regulations provide that an insured institution that has a ratio of total capital to risk-based assets of less than 8.0%, core capital to risk-based assets of less than 4.0% or a leverage ratio that is less than 4.0%, would be considered "undercapitalized." An insured institution that has a ratio of total capital to risk-based assets of less than 6.0%, core capital to risk-based assets of less than 3.0% or a leverage ratio that is less than 3.0%, would be considered "significantly undercapitalized" and an insured institution that has tangible capital to assets ratio equal to or less than 2.0% would be deemed "critically undercapitalized."

     Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distribution or paying a management fee to a controlling person or entity. Undercapitalized and significantly undercapitalized institutions face more severe restrictions. The Bank currently exceeds all applicable regulatory capital requirements and, therefore, is not subject to prompt correctional action.

Brokered Deposits

     FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and pursuant to what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. The definitions of "well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA. The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At March 31, 1999, the Bank had no brokered deposits.

Uniform Lending Standards

     Savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by federal bank regulators. The Bank has adopted and maintains such policies.

Standards for Safety and Soundness

     On July 10, 1995, federal bank regulators adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") and also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans and operational and managerial standards for all insured depository institutions relating to internal controls, information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; and compensation fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. Federal bank regulators are authorized, but not required, to request a compliance plan for failure to satisfy the safety and soundness standards set out in the Guidelines.

     The Bank believes that its operational and managerial standards substantially comply with the standards set forth in the Guidelines and that compliance with the Guidelines will therefore not impose a significant burden on Bank operations.

Restrictions upon State-Chartered Banks

     FDIC regulations governing Bank equity investments prohibit certain equity investments and generally limit equity investments to those permissible for federally-chartered banks and their subsidiaries. Institutions holding impermissible equity investments that do not receive FDIC approval must submit to the FDIC a plan for divesting such investments. At March 31, 1999, the Bank did not hold any impermissible equity investments.

     Under FDIC regulations, the Bank must obtain the FDIC's prior approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance funds. As a SAIF-insured, state-chartered savings bank which was formerly a state-chartered savings association, the Bank continues to be subject to certain restrictions which are imposed by federal law on state-chartered savings associations. The activities of the Bank and its subsidiaries are of a type permissible under applicable federal regulations.

Capital Maintenance

FDIC Regulation

     FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based capital requirements. The Bank is required to meet the following capital standards to remain adequately capitalized and not be subject to corrective action: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets.

     FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are also required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage capital" requirement). Tier 1 capital is defined to include the sum of common shareholders' equity, noncumulative
perpetual  preferred  stock  (including  any  related  surplus),   and  minority
interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses, and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director. At March 31, 1999, the Bank's ratio of Tier 1 capital to total assets was 10.14%, or 7.14 percentage points in excess of the minimum leverage capital requirement, the Bank's Tier 1 capital to risk-weighted assets was 16.09%, or 12.09 percentage points in excess of the FDIC requirement, and the Bank's total capital to risk-weighted assets was 16.71%, or 8.71 percentage points in excess of the FDIC requirement.

Wisconsin Regulation

         Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At March 31, 1999, the Bank's total capital, as calculated under Wisconsin law, was $9.8million or 9.4% of total assets, which was 3.4% in excess of the required amount.

Community Reinvestment Act

         Under the Community Reinvestment Act of 1977, as amended (the "CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The law requires public disclosure of an institution's CRA rating and also requires the primary regulator to provide a written evaluation of an institution's CRA performance. . The Bank had a CRA examination on February 12, 1998, and received a "Outstanding" CRA rating.

Federal Reserve System

     The FRB's Regulation D imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1997, a depository institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts and an initial reserve of $1.5 million, plus 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. As of March 31, 1999, the Bank met its Regulation D reserve requirements.

     Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window," but FRB policy generally requires thrift institutions to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of March 31, 1999.

Federal Home Loan Bank System

     The Federal Home Loan Bank System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

     The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of
(i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $850,000at March 31, 1999.

     Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At March 31, 1999, the Bank had $17.0 million in advances from the FHLB-Chicago.

Holding Company Regulation

Federal Regulation

     The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). As such, the Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. Failure to meet the capital adequacy requirements may result in supervisory or enforcement action by the FRB. The Company's pro forma total and Tier 1 capital significantly exceed such capital adequacy requirements.

     The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The

BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares, or substantially all the assets of a bank located outside the State of Wisconsin unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.

     FRB regulations govern a variety of bank holding company matters, including redemption of outstanding equity securities and a bank holding company engaging in non-banking activities. Pursuant to FRB policy, dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with its capital needs, asset quality and overall financial condition. The FRB policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. These policies could affect the ability of the Holding Company to pay cash dividends.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See " -Restrictions on Loans to and Transactions with Affiliates." Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Company and its subsidiary, the Bank, are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company.

State Savings Bank Holding Company Regulation

     In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the WDFI. The WDFI has not yet issued proposed regulations governing savings bank holding companies.

Acquisition of the Company

     Under the Change in Bank Control Act of 1978, as amended (the "CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of common stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition.

     Under the Bank Holding Capital Act ("BHCA"), any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control is generally defined to mean ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. In addition, the BHCA prohibits the acquisition of the Company by a bank holding company located outside the State of Wisconsin, unless such acquisition is specifically authorized by Wisconsin law. See "Holding Company Regulation."

Federal Securities Laws

     The Company filed with the Commission a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), for the registration of the Common Stock issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of the shares of the Common Stock does not cover the resale of such shares. Shares of Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Holding Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Regulatory Legislation Affecting Deposit Insurance

     Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Associations Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF").
Premium levels are set in order to permit the funds to be capitalized at a level equal to 1.25% of total fund deposits. Assessment rate changes made in 1995 created a deposit insurance premium disparity between the two funds; while most BIF members were paying only a nominal $2,000 annual premium, SAIF members were paying average rates of 23.4 basis points of deposits.

         The FDIC has established a permanent base assessment schedule for the SAIF and set assessment rates at a range of 4 to 31 basis points. Current regulations provide for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points beginning October 1, 1996. This assessment range, which applies to all SAIF institutions other than SAIF member savings associations, is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 16 to 27 basis points applied to SAIF-member savings associations for the last quarter of 1996, reflecting the fact that assessments related to certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, will be included in the SAIF rates for these institutions during that period. Because the Bank is a "Sasser bank" (a bank that converted its charter from a savings association to a state savings bank charter, yet remains a SAIF member in accordance with the so-called "Sasser Amendment"), it was not assessed this interim rate and received a credit in January 1997 for its entire FDIC premium for the quarter ended December 31, 1996.

     Certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, are being shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. The annual FICO assessment is 1.3 and 6.5 basis points of deposits for BIF and SAIF members, respectively. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which is assessed at 2.4 basis points, until the bonds mature in 2017.

ITEM 2.  DESCRIPTION OF PROPERTY.

Properties

         The Company conducts its business through three full-service office locations that are located in Polk, St. Croix and Burnett Counties, Wisconsin. The Company owns all of the properties on which its offices are located. Management believes the Company's current facilities are adequate to meet its present and immediately foreseeable needs. A list of the Company's offices is as follows:

                                                             Net Book Value
                                                             of Properties and
                                     Year                   Improvements at
Office Location                     Opened                   March 31, 1999
---------------                     ------                   ---------------
Amery/Home Office                    1936                      $1,180,000
234 S Keller Avenue
PO Box 46
Amery, WI  54001

New Richmond Office                  1972                         869,000
532 S. Knowles Avenue
New Richmond, WI  54017

Siren Office                         1975                         127,000
                                                              --------------
24082 Highway 35 N
Siren, WI  54872
                                   Net Book Value              $2,176,000
                                                              ==============

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be material to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders of the Company during the three months ended March 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information required by this item is included under the heading "Notes to Financial Statements of Northwest Equity Corp." and "Shareholder Information" in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1999, which has been filed separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

         The Board of Directors of the Registrant declared a dividend of $0.17 per share to shareholders of record on April 30, 1999. Future payments of dividends will be subject to determination and declaration by the Registrant's Board of Directors, which will take into account the Registrant's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will be paid on the shares of Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Information required by this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations of Northwest Equity Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1999, which has been filed with the Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which section is hereby incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS.

         Information required by this item is included under headings "Consolidated Financial Statements of Northwest Equity Corp." and "Notes to Consolidated Financial Statements of Northwest Equity Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1999, which has been filed with Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS: COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

         Information required by this item with respect to directors is included under the heading "Matter 1. Election of Directors" in the Registrant's definitive Proxy Statement dated July 21, 1999, relating to the 1999 Annual Meeting of the Shareholders scheduled for August 17, 1999, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

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

         Information required by this item with respect to Item 405, Compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is included under the heading "Section 16 Compliance" in the Registrant's definitive Proxy
Statement   dated  July 21, 1999  relating  to  the  1999  Annual  Meeting  of
Shareholders scheduled for August 17, 1999, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

         Information  required  by  this  item is  included  under  the  heading
"Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement dated July 21, 1999, relating to the 1999 Annual Meeting of Shareholders scheduled for August 17, 1999. The Proxy Statement has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under Securities Exchange Act of 1934, as amended and in accordance with General Instruction E (3) to Form 10-KSB. It was filed not later than 120 days after the end of the Registrant's fiscal year, and that section is hereby incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Registrant's definitive Proxy Statement dated July 21, 1999, relating to the 1999 Annual Meeting of Shareholders Scheduled for August 17, 1999, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information  required  by  this  item is  included  under  the  heading
"Indebtedness of Management and Certain Transactions" in the Registrant's definitive Proxy Statement dated July 21, 1999, relating to the 1999 Annual Meeting of Shareholders scheduled for August 17, 1999, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

                                            PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits Required by Item 601:                                              Page Number
     2.1  Plan of Conversion of Northwest Savings Bank (as amended)(1)
     3.1  Articles of Incorporation of Registrant (1)
     3.2  By-Laws of Registrant (1)
     3.3  Stock Articles of Incorporation of Northwest Savings Bank (1)
     3.4  By-Laws of Northwest Savings Bank (1)
     4.1  Specimen Stock Certificate of Registrant (1)
     4.2  Specimen Stock Certificate of Northwest Savings Bank (1)
    10.1  Northwest Savings Bank Money Purchase Pension Plan (1)
    10.2  Northwest Savings Bank Employee Stock Ownership Plan (1)
    10.3  Credit Agreement by and between Northwest Savings Bank
          Employee Stock Ownership Trust and Registrant (1)
    10.4  Northwest Savings Bank Incentive Plan (as amended)(1)
    10.5  1994 Northwest Equity Corp. Stock Option Plan (1)
    10.6  Northwest Equity Corp. Incentive Plan (2)
    10.7  Northwest Equity Corp. 1995 Stock Option Plan (2)
    10.8  Employment Agreement - Mr. Brian L. Beadle (1)
    10.9  Employment Agreement - Mr. James L. Moore  (1)
    11.1  Statement Regarding Computation of Per Share Earnings                 42
    13.1  1999 Annual Report to Shareholders                                    43
    21.1  Subsidiaries of Registrant                                            44
    23.1  Consent of Wipfli Ullrich Bertelson LLP                               45
    99.1  Proxy Statement for 1999 Annual Meeting of Shareholders               46
  ----------------------------

(1) Incorporated by reference to exhibits filed with  Registrant's Form
SB-2 Registrant Statement declared effective on August 5,1994 (Registration Number 33-73264).

(2) Incoporated by reference to exhibits filed with  Registrant's  Form
S-8 Registration Statement declared effective on January 23, 1996 (Registration Number 333-878).

(b) Reports on Form 8-K

                   A report on Form 8-K dated February 16, 1999, was filed by the Registrant during the three months ended March 31, 1999. Item 5. Other Events notified the SEC that the Registrant signed a Definitive Agreement and Plan of Reorganization that provides for the acquisition of the Registrant, and its wholly owned banking subsidiary, by Bremer Financial Corporation. Item 7. Financial Statements and Exhibits provided a copy of the February 17, 1999, press release.

                  A report on Form 8-K dated February 16, 1999, was filed by the Registrant during the three months ended March 31, 1999. Item 5. Other Events notified the SEC that the Registrant signed a Definitive Agreement and Plan of Reorganization that provides for the acquisition of the Registrant, and its wholly owned banking subsidiary, by Bremer Financial Corporation. Item 7. Financial Statements and Exhibits provided a copy of the Agreement and Plan of Merger dated February 16, 1999.

                                            SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NORTHWEST EQUITY CORP.

Dated:  June 8, 1999           By___/s/Brian L. Beadle___
                               Brian L. Beadle, President (Principal Executive
                               Officer and Principal Financial and Accounting
                               Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Title                          Date


 __/s/Brian L. Beadle___    President(Principal Executive Officer  June 8, 1999
      Brian L. Beadle       and Principal Financial Accounting
                            Officer) and Director


__/s/Gerald J. Ahlin___               Director                     June 8, 1999
     Gerald J. Ahlin


 __/s/Vern E. Albrecht__              Director                     June 8, 1999
      Vern E. Albrecht


 __/s/Michael D. Jensen__             Director                     June 8, 1999
      Michael D. Jensen


__/s/Donald M. Michels__              Director                     June 8, 1999
     Donald M. Michels


__/s/Norman M. Osero__                Director                     June 8, 1999
     Norman M. Osero

                                INDEX TO EXHIBITS

                                                              Sequentially
                                                              Numbered Page
Exhibit                                                       Where Attached
Number                                                     Exhibits are located

11.l     Statement Regarding Computation of Per Share Earnings      42

13.1     1999 Annual Report to Shareholders                         43

21.1     Subsidiaries of the Registrant                             44

23.1     Consent of Wipfli Ullrich Bertelson LLP                    45

99.1     Proxy Statement for 1999 Annual Meeting of Shareholder     46

EXHIBIT 11.1 STATEMENT REGARGDING COMPUTATION OF PER SHARE EARNINGS


Earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock outstanding.

The computation of net income per common share is as follows:


                                                            For the twelve months          For the twelve months
                                                            ended March 31, 1999            ended March 31, 1998
                                                        ------------------------------  -----------------------------
                                                           Basic          Diluted          Basic         Diluted
                                                           -----          -------          -----         -------

Net income                                               1,130,000       1,130,000       1,120,000       1,120,000

Common shares issued                                     1,032,517       1,032,517       1,032,517       1,032,517

Net treasury shares                                        208,536         208,536         198,405         198,405

Unallocated ESOP shares                                     44,250          44,250          59,000          59,000

Ungranted shares in incentive plan                               0               0               0               0

Weighted average common shares outstanding                 779,731         779,731         775,112         775,112

Common stock equivalents based on the
   treasury stock method                                         0          48,119               0          39,603

Total weighted average common shares                       779,731         827,850         775,112         814,715
   and equivalents outstanding

Earnings per share                                           $1.45           $1.37           $1.44           $1.37




EXHIBIT 13.1

1999 ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

                                                                                 State of Subsidiary's
                                                                 Ownership          Incorporation or
      Parent                           Subsidiary                Percentage           Organization

Northwest Equity Corp.            Northwest Savings Bank            100%               Wisconsin

Northwest Savings Bank            Amery Service Agency, Inc.        100%               Wisconsin

Northwest Savings Bank            Northwest Investments, Inc.       100%               Nevada

EXHIBIT 23.1

CONSENT OF WIPFLI ULLRICH BERTELSON LLP

ACCOUNTANT'S CONSENT

We consent to the use and/or incorporation by reference in the Annual Report and Form 10-KSB405 of Northwest Equity Corp. for the year ended March 31, 1999, of our report dated April 30, 1999, accompanying the financial statements and schedules of the Company contained, or incorporated by reference, in such Annual Report.

                                          /s/__Wipfli Ullrich Bertelson LLP__

                                               Wipfli Ullrich Bertelson LLP

Wisconsin Rapids, Wisconsin
June 8, 1999

EXHIBIT 99.1

PROXY STATEMENT
 FOR 1999 ANNUAL MEETING OF  SHAREHOLDERS