Form 10QSB
period 1999-06-30
NORTHWEST EQUITY CORP
filed 1999-07-27
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999
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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 825,301 at June 30, 1999.


SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NORTHWEST EQUITY CORP.


Dated:____7/26/99______                     By: __/s/___Brian L. Beadle________
                                                (Brian L. Beadle, President
                                                Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer)

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

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)
                                      ASSETS
                                                         June 30,
                                                           1999        March 31,
                                                        (unaudited)      1999
                                                      ------------  ------------


Cash and due from banks                                    $3,571        $4,749
Interest-bearing deposits with financial institutions       3,596         5,721
Securities held to maturity                                 9,072         9,435
Investment in Federal Home Loan Bank stock                    712           850
Loans held for sale                                           299           143
Loans receivable - Net of allowance for loan losses        72,668        73,347
Foreclosed properties and properties subject to foreclosure    63            63
Accrued interest receivable                                   552           556
Premises and equipment                                      2,149         2,176
Prepaid expenses and other assets                             939           545
                                                      ------------   -----------
TOTAL ASSETS                                              $93,621       $97,585
                                                      ============   ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
     Demand and NOW deposits                              $10,936        $9,936
     Savings and money market deposits                     14,619        13,419
     Certificates of deposit                               36,524        38,648
                                                      ------------   -----------
        Total deposits                                     62,079        62,003
    Advances from Federal Home Loan Bank                   14,240        16,990
    Borrowed funds                                          4,145         5,625
    Accounts payable and accrued expenses                     591           606
                                                      ------------   -----------
          Total liabilities                                81,055        85,224
                                                      ------------   -----------

Stockholders' equity
    Preferred stock - $1 par value; 2,000,000 shares
     authorized; none issued                                  - -           - -
    Common stock - $1 par value; 4,000,000 shares authorized;
     1,032,517 shares issued; 825,301 shares outstanding    1,033         1,033
    Additional paid-in capital                              6,582         6,582
    Less unearned Employee Stock Ownership Plan              (104)         (155)
    Less 207,216 treasury stock - at cost                  (2,549)       (2,549)
    Retained earnings - Substantially restricted            7,604         7,450
                                                      ------------   -----------
          Total stockholders' equity                       12,566        12,361
                                                      ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $93,621       $97,585
                                                      ============   ===========

           See accompanying Notes to Consolidated Financial Statements

                        NORTHWEST EQUITY CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                     (In Thousands except for per share amounts)

                                                         Three Months Ended
                                                               June 30,
                                                          1999          1998
                                                      ------------  ------------
Interest income:
 Interest and fees on loans                              $1,619        $1,745
 Interest on mortgage-backed securities                      97           115
 Interest and dividends on investments                      111            97
                                                      ------------  ------------
  Total interest income                                   1,827         1,957
                                                      ------------  ------------

Interest expense:
 Interest on deposits                                       655           720
 Interest on borrowings                                     255           326
                                                      ------------  ------------
  Total interest expense                                    910         1,046
                                                      ------------  ------------
   Net interest income                                      917           911
Provision for loan losses                                     0            25
                                                      ------------  ------------

Net interest income after provision for loan losses         917           886
                                                      ------------  ------------

Other income:
 Mortgage servicing fees                                     26            21
 Service charges on deposits                                 71            62
 Gain on sale of mortgage loans                               8            38
 Other                                                       39            83
                                                      ------------  ------------
  Total other income                                        144           204
                                                      ------------  ------------

General and administrative expenses:
 Salaries and employee benefits                             367           336
 Net occupancy expense                                       84            86
 Data processing                                             35            35
 Federal insurance premiums                                   8            10
 Other                                                      115           134
                                                      ------------  ------------
  Total general and administrative expense                  609           601
                                                      ------------  ------------

Income before provision for income taxes                    452           489

 Provision for income taxes                                 157           167
                                                      ------------  ------------


Net income                                                 $295          $322
                                                      ============  ============

Basic earnings per share                                  $0.37         $0.42
                                                      ============  ============

Diluted earnings per share                                $0.35         $0.39
                                                      ============  ============

             See accompanying Notes to Consolidated Financial Statements


                                                        NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                      (UNAUDITED)
                                                                     (In Thousands)


                                                                                            Unearned
                                                                    Additional   Unearned     ESOP
                                                           Common    Paid-In    Restricted   Compen-   Treasury   Retained
                                                           Stock     Capital      Stock      sation      Stock    Earnings    Total
                                                          --------  ----------  ----------- ---------  ---------  ---------  -------

Three Months Ended June 30, 1998


Balance - March 31, 1998                                   $1,033     $6,584      $(26)      $(389)    $(2,557)    $6,869   $11,514

      Comprehensice income
          Net income                                          - -        - -       - -         - -         - -        322       322
      Amortization of unearned ESOP and restricted stock
          award                                               - -        - -        13          31         - -        - -        44
      Exercise of incentive stock options                     - -         (2)      - -         - -           8        - -         6
      Cash dividends - $.16 per share                         - -        - -       - -         - -         - -       (132)     (132)

                                                           --------   -------     -----       ------   ---------    ------   -------

Balance - June 30, 1998                                     1,033      6,582      $(13)       (358)     (2,549)     7,059    11,754
                                                           ========   =======     =====       ======   =========    ======   =======

Three Months Ended June 30, 1999

Balance - March 31, 1999                                    1,033      6,582       - -        (155)     (2,549)     7,450    12,361

      Comprehensice income
          Net income                                          - -        - -       - -         - -         - -        295       295
      Amortization of unearned ESOP and restricted stock
          award                                               - -        - -       - -          51         - -        - -        51
      Cash dividends - $.17 per share                         - -        - -       - -         - -         - -       (141)     (141)
                                                           --------   -------     -----       ------   ---------    ------   -------

Balance - June 30, 1999                                    $1,033     $6,582     $ - -       $(104)    $(2,549)    $7,604   $12,566
                                                           ========   =======     =====       ======   =========    ======   =======

                                              See accompanying Notes to Consolidated Financial Statements


                        NORTHWEST EQUITY CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (In Thousands)

                                                           Three Months Ended
                                                                 June 30,
                                                            1999         1998
                                                         -----------  ----------
Cash flows from operating activities:
  Net income                                                $295         $322
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for depreciation                               36           37
     Provision for loan losses                               - -           25
     Amortization of ESOP and restricted stock awards         51           44
     Proceeds from sales of mortgage loans                 1,538        4,466
     Loans originated for sale                            (1,694)      (4,517)
    Changes in operating assets and liabilities:
     Accrued interest receivable                               4          (19)
     Prepaid expenses and other assets                      (394)           7
     Accrued interest payable                                124          128
     Accrued income taxes payable                            100           79
     Other accrued liabilities                              (239)        (130)
                                                         -----------  ----------

Net cash provided by (used in) operating activities         (179)         442
                                                         -----------  ----------

Cash flows from investing activities:
 Net decrease in interest-bearing deposits with
  financial institutions                                   2,125        2,149
 Proceeds from sales of Federal Home Loan Bank stock         138          206
 Proceeds from  maturities of held to maturity  securities   - -          500
 Purchase of held to maturity securities                     - -         (500)
 Principal collected on mortgage-backed securities           363          287
 Net (increase) decrease in loans                            679         (409)
 Purchase of office properties and equipment                  (9)         (39)
                                                         -----------  ----------

  Net cash provided by  investing activities               3,296        2,194
                                                         -----------  ----------


             See accompanying Notes to Consolidated Financial Statements

                   NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                    Three Months Ended
                                                         June 30,
                                                  1999            1998
                                                --------        --------

Cash flows from financing activities:
    Net increase (decrease) in deposits             76            (403)
    Net (decrease) in short-term borrowings     (4,509)         (6,309)
    Net increase  in long-term borrowings          279           4,106
    Proceeds from exercise of stock options        - -               8
    Dividends paid                                (141)           (132)
                                               ---------       ---------

     Net cash  (used in) financing activities   (4,295)         (2,730)
                                               ---------       ---------

(Decrease) in cash and due from banks           (1,178)            (94)
    Cash and due from banks at beginning         4,749           2,642
                                               ---------       ---------

    Cash and due from banks at end              $3,571          $2,548
                                               =========       =========




Supplemental disclosures of cash flow information:

Loans receivable transferred to foreclosed
properties and properties subject to foreclosure $ - -            $166

    Loans charged off                               31              40

    Interest Paid                                  786             918

    Income taxes paid                               57              88


        See accompanying Notes to Consolidated Financial Statements

NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1999 and should be read in conjunction with the financial statements and notes which appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

Note 2.  Subsequent Events:  none

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and June 30, 1999

Net Income

         Net income for the three months ended June 30, 1999, decreased $27,000 or 8.4% to $295,000 compared to $322,000 for the three months ended June 30, 1998. The decrease in net income was primarily due to a decrease in total other income of $60,000 from $204,000 for the three months ended June 30, 1998 to $144,000 for the three months ended June 30, 1999. Other income decreased $44,000 from $83,000 for the three months ended June 30, 1998, to $39,000 for the three months ended June 30, 1999. The decrease in other income was partially due to a decrease in the profit on sale of real estate held in the Bank's subsidiary of $50,000 from $50,000 for the three months ended June 30, 1998, to $0 for the three months ended June 30, 1999. Gain on sale of mortgage loans decreased $30,000 from $38,000 for the three months ended June 30, 1998, to $8,000 for the three months ended June 30, 1999. A $6,000 increase in net interest income from $911,000 for the three months ended June 30, 1998 to $917,000 for the three months ended June 30, 1999, was offset by an increase in $8,000 in general and administrative expense from $601,000 for the three months ended June 30, 1998 to $609,000 for the three months ended June 30, 1999.

Net Interest Income

         Net interest income increased by $6,000 from $911,000 for the three months ended June 30, 1998, to $917,000 for the three months ended June 30, 1999. The improvement in net interest income results from a decrease of $136,000 in total interest expense to $910,000 for the three months ended June 30, 1999, from $1,046,000 for the three months ended June 30, 1998, while total interest income decreased only $130,000 to $1,827,000 for the three months ended June 30, 1999, compared to $1,957,000 for the three months ended June 30, 1998

Interest Income

         Interest income decreased $130,000 or 6.6% to $1,827,000 for the three months ended June 30, 1999, compared to $1,957,000 million for the three months ended June 30, 1998. Interest and fees on loans decreased $126,000 to $1,619,000 for the three months ended June 30, 1999, compared to $1,745,000 for the three months ended June 30, 1998. The decrease was due to the decrease in the average outstanding balance of total loans to $74.0 million for the three months ended June 30, 1999, compared to $79.1 million for the three months ended June 30, 1998. The average yield/rate on total loans decreased .08% from 8.83% for the three months ended June 30, 1998, to 8.75% for the three months ended June 30, 1999. The decrease in yield and total loans was due to a decrease in market interest rates over the two comparable periods which encouraged customers to refinance adjustable rate mortgages which are held in the portfolio with fixed rate loans which are sold on the secondary market. Interest on mortgage-backed and related securities decreased $18,000 to $97,000 for the three months ended June 30, 1999, from $115,000 for the three months ended June 30, 1998. The decrease was due to a decrease in the average balance of mortgage backed and related securities from $6.3 million for the three months ended June 30, 1998, to an average balance of $5.8 million for the three months ended June 30, 1999. The decrease in mortgage-backed and related securities was the result of the principal repayments and pre-payments. Interest on investments increased $14,000 to $111,000 for the three months ended June 30, 1999, compared to $97,000 for the three months ended June 30, 1998. The increase was the result of an increase in the average outstanding balance of interest bearing deposits in other financial institutions from $2.3 million for the three months ended June 30, 1998, to $3.8 million for the three months ended June 30, 1999.

Interest Expense

         Interest expense decreased $136,000 or 13.0% to $910,000 for the three months ended June 30, 1999, compared to $1,046,000 for the three months ended June 30, 1998. Interest on deposits decreased $65,000 or 9.0% from $720,000 for the three months ended June 30, 1998 to $655,000 for the three months ended June 30, 1999. The decrease reflects a decrease in the average yield/rate of total deposits of 0.41% to 4.22%for the three months ended June 30, 1999, from an average yield/rate of total deposits of 4.63% for the three months ended June 30, 1998. Interest on borrowings decreased $71,000 or 21.7% from $326,000 for the three months ended June 30, 1998, to $255,000 for the three months ended June 30, 1999. The decrease reflects a decrease in average rate paid on advances and other borrowings from 5.68% for the three months ended June 30, 1998, to 5.30% for the three months ended June 30, 1999. In addition, the average balance of advances and other borrowings decreased $3.7 million from $23.0 million for the three months ended June 30, 1998, to $19.3 million for the three months ended June 30, 1999.

Provision for Loan Losses

         The provision for loan losses decreased $25,000 to $0 for the three months ended June 30, 1999, compared to $25,000 for the three months ended June 30, 1998. The allowance for loan losses totaled $348,000 at June 30, 1999, compared to $472,000 at June 30, 1998, and represented 0.47% and 0.59% of gross loans and 232.0% and 34.9% of non-performing loans, respectively. The non-performing assets to total assets ratio was 0.22% at June 30, 1999, compared to 1.72% at June 30, 1998.

Other Income

         Total other income decreased 29.4% or $60,000 to $144,000 for the three months ended June 30, 1999, compared to $204,000 for the three months ended June 30, 1998. Other income decreased $44,000 from $83,000 for the three months ended June 30, 1998 to $39,000 for the three months ended June 30, 1999. The decrease in other income was partially due to an decrease in the profit on sale of real estate held in the Bank's subsidiary of $50,000 from $50,000 for the three months ended June 30, 1998, to $0 for the three months ended June 30, 1999. That sale divested all the real estate investments of the subsidiary. Gain on sale of mortgage loans decreased $30,000 from $38,000 for the three months ended June 30, 1998, to $8,000 for the three months ended June 30, 1999. The decrease reflects the recent upward trend in interest rates during the current period that acts to reduce gains on sale of mortgage loans sold in the secondary market. Service charges on deposits increased $9,000 from $62,000 for the three months ended June 30, 1998, to $71,000 for the three months ended June 30, 1999. The increase reflect an increase in the average outstanding balance of NOW accounts of $0.9 million from $9.8 million for the three months ended June 30, 1998, to $10.7 million for the three months ended June 30, 1999.

General and Administrative Expenses

         General and administrative expenses increased $8,000 or 1.3% to $609,000 for the three months ended June 30, 1999, compared to $601,000 for the three months ended June 30, 1998. Salaries and employee benefits increased $31,000 from $336,000 for the three months ended June 30, 1998, to $367,000 for the three months ended June 30, 1999. The increase reflects the change of the salary review process to coincide with the fiscal year-end that moved salary adjustments from July 1st of the prior fiscal year to April 1st of the current fiscal year and cost of living salary increases. Net occupancy expense remained virtually unchanged at $84,000 for the three months ended June 30, 1999, compared to $86,000 for the three months ended June 30, 1998. Data processing expenses remained at $35,000 for the three months ended June 30, 1999, and the three months ended June 30, 1998. Federal insurance premiums decreased $2,000 to $8,000 for the three months ended June 30, 1999, for $10,000 for the three months ended June 30, 1998. Other expenses decreased $19,000 form $134,000 for the three months ended June 30, 1998, to $115,000 for the three months ended June 30, 1999.

Income Tax Expense

         Income tax expense decreased $10,000 or 6.0% from $167,000 for the three months ended June 30, 1998, to $157,000 for the three months ended June 30, 1999. Income before taxes decreased $37,000 from $489,000 for the three months ended June 30, 1998, to $452,000 for the three months ended June 30, 1999. The effective tax rate for the three months ended June 30, 1999, was 34.7% compared to 34.1% for the three months ended June 30, 1998.

Financial Condition

         Total assets decreased $4.0 million or 4.1% to $93.6 million at June 30, 1999, compared to $97.6 million at March 31, 1999. The decrease is partially due to the decrease in cash and interest-bearing deposits with financial institutions of $3.3 million to $7.2 million at June 30, 1999, from $10.5 million at March 31, 1999 and the decrease in loans receivable of $0.6 million from $73.3 million at March 31, 1999, to $72.7 million at June 30, 1999. The cash and interest-bearing deposits were used to reduce advances from the Federal Home Loan Bank $2.8 million from $17.0 million at March 31, 1999, to $14.2 million at June 30, 1999; and a decrease in other borrowed money of $1.5 million from $5.6 million at March 31, 1999, to $4.1 million at June 30, 1999. The decrease in loans receivable was due the level on long-term mortgage interest rates during the current period which encouraged customers to refinance adjustable rate mortgages which are held in the portfolio with fixed rate loans which are sold on the secondary market. Securities held-to-maturity decreased $0.3 million to $9.1 million at June 30, 1999, compared to $9.4 million March 31, 1999. Shareholders' equity increased $205,000 from $12.4 million at March 31, 1999, to $12.6 million at June 30, 1999, as a result of net income for the three months ended June 30, 1999, less $141,000 in cash dividends and the amortization of the common stock purchased by the employee stock ownership plan of $51,000.

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

        The Bank has an inventory of personal computers that access a data processing system provided by EDS in Des Moines, Iowa. If the personal computers and data processing systems fail to process the century date change, it may impair the Bank's ability to process loan payments, accept deposits, and address other operational issues. The Bank's customers, suppliers, other constituents may also be impaired to meet their contractual obligations with the Bank. The Bank has developed a Year 2000 Plan (the "Plan"). The Bank's Plan attempts to identify the systems, assess the risk, and conduct inventories as necessary to assure compliance with the Plan. The Plan calls for identifying all systems in need of remediation by June 30, 1999, and remedying all systems in need of remediation by September 30, 1999. As of June 30, 1999, the Bank estimates it will have to purchase hardware and equipment in the amount of $17,000 (pre-tax) to address the Y2K issues. The expenditures would be amortized over a 5-year period, and would add approximately $3,400 in furniture and fixture expense per year for the next 5 years. In addition, the Bank paid in the quarter ended December 31, 1998, a one-time fee of $20,000 by EDS to support the FFIEC's testing guidance regarding Year 2000 efforts of financial institutions as outlined in the April 10, 1998, Interagency Statement. These amounts are not considered to be material.

        On February 24, 1998, the FDIC conducted an on-site visitation of the Bank's Year 2000 process. The examiner followed guidelines and recommendations contained in the FFIEC Interagency Statement on Year 2000 Project Management Awareness, dated May 5, 1997, and subsequent publications. In a letter dated March 17, 1998, the FDIC stated that the Bank's Year 2000 Committee is adequately monitoring Year 2000 compliance. In a letter dated September 8, 1998, The FDIC reported to the Board of Directors that the Federal Reserve Bank of Dallas had conducted an examination of Electronic Data Systems, Inc.,(EDS) Plano, Texas, the Bank's data processor. The Board of Directors reviewed the Exam at its September 18, 1998, meeting and the record of this action was entered into the minutes. The results of the examination are deemed to be confidential by the FDIC. On October 9, 1998, the Bank received an extensive Y2k Contingency Plan from EDS. On February 4, 1999, the FDIC conducted an on-site Year 2000 readiness examination. Again, the FDIC mandates that the results of that examination be held confidential. . In a letter dated April 30, 1999, EDS reported that the overall product line remediation was now 100% complete. The Bank filed its Y2K Contingency Plan with FDIC before the June 30, 1999 deadline.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 0.29% of total assets, at the latest available reporting date of March 31, 1999. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

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


Management Strategy

Asset Quality

         The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between
 .0.32% and 1.72% of total assets during the last three fiscal years and were 0.22% of total assets at June 30, 1999. During the fiscal years ended March 31, 1999, 1998, and 1997, the Company recorded provisions for loan losses of $100,000, $81,000, and $81,000, respectively, to its allowance for loan losses and had net charge-offs of $77,000, $53,000, and $25,000, respectively. The Company's allowance for loan losses at June 30, 1999, totaled $358,000. The allowance for loan losses calculation is based on a three year actual loss average. Total non-performing loans decreased to $150,000 at June 30, 1999, from $238,000 at March 31, 1999

Selected Financial Ratios and Other Data:               At or For the
                                                  Three months ended June 30,
Performance Ratios                                    1999           1998
                                                      ----           ----

Return on average assets                             1.23%           1.32%
Return on average equity                             9.46%          11.28%


                                                                   Three Months Ended June 30,
                                     ------------------------------------------------------------------------------------
                                                          1999                                       1998
                                     ------------------------------------------------------------------------------------
                                         Average        Interest      Average      Average        Interest      Average
                                        Outstanding      Earned/       Yield/     Outstanding      Earned/      Yield/
                                         Balance          Paid          Rate        Balance         Paid         Rate

Assets
   Interest-earning assets:
    Mortgage loans                       $63,163         $1,337         8.47%      $66,827         $1,449        8.67%
    Commerical loans                       3,731            110        11.79%        4,399            104        9.46%
    Consumer loans                         7,090            172         9.70%        7,837            192        9.80%
                                        ----------      --------      --------    ---------       --------      -------
      Total loans                         73,984          1,619         8.75%       79,063          1,745        8.83%
    Mortgage-backed securities             5,826             97         6.66%        6,311            115        7.29%
    Interest bearing deposits in other
      financial institutions               3,791             49         5.17%        2,339             32        5.47%
    Investment securities                  3,399             50         5.88%        2,978             46        6.18%
    Federal Home Loan Bank stock             753             12         6.75%        1,003             19        6.75%
                                        ----------      --------      --------    ---------       --------      -------
      Total interest-earning assets       87,753         $1,827         8.33%       91,694         $1,957        8.54%
                                                        --------                                  --------
    Non-interest earning assets            7,850                                     5,299
                                        ----------                                ---------
      Total assets                       $95,603                                   $96,993
                                        ==========                               ==========

Liabilities and retained earnings:
   Deposits:
    NOW accounts(1)                      $10,652            $34         1.28%       $9,842            $35        1.42%
    Money market deposit accounts          7,202             73         4.08%        6,171             76        4.93%
    Passbook                               6,551             35         2.14%        6,146             33        2.15%
    Certificates of deposit               37,751            513         5.44%       40,021            576        5.76%
                                        ----------       -------      --------   ----------       --------      -------
      Total deposits                      62,156            655         4.22%       62,180            720        4.63%
   Advances and other borrowings          19,252            255         5.30%       22,974            326        5.68%
                                        ----------       --------     --------   ----------       --------      -------
    Total interest-bearing liabilities    81,408            910         4.47%       85,154          1,046        4.91%
                                                         --------                                 --------
   Non-interest bearing liabilities        1,732                                       416
   Equity                                 12,463                                    11,423
                                        ----------                               ----------
Total liabilities and retained earnings  $95,603                                   $96,993
                                        ==========                               ==========
Net interest income/interest
rate spread(2)                                             $917         3.86%                        $911        3.63%
                                                         ========     ========                    ========      =======
Net earning assets/net interest margin(3) $6,345                        4.18%       $6,540                       3.97%
                                        ==========                    ========   ==========                     =======
   Average interest-earning assets to
    average interest-bearing liabilities    1.08 x                                    1.08 x
                                        ==========                               ==========
    ________________________

    (1)  Includes non-interest bearing NOW accounts.
    (2)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities
    (3)  Net interest margin represents net interest income divided by average interest-earning assets.
