Form 10QSB
period 1999-09-30
NORTHWEST EQUITY CORP
filed 1999-11-03
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999
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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 825,301 at September 30, 1999.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NORTHWEST EQUITY CORP.


Dated:___10/27/99______________                  By:____/s/_Brian L Beadle___
                                                (Brian L. Beadle, President
                                                Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on August 17, 1999. There were 825,301 shares of common stock of the Company entitled to vote at the Annual Meeting, and 774,447 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                            Number of Votes
                                                         ----------------------
                                                           For        Withheld
Nominees for Director for a Three-Year Term
Expiring in 2002

         Michael D. Jensen...........................    773,407        1,040
         James L. Moore..............................    772,226        2,221

                                                            Number of Votes
                                                     ---------------------------
                                                     For     Against   Abstained
Ratification of Wipfli Ullrich Bertelson LLP as
independent auditors for the fiscal year ending
March 31, 2000..................................... 773,607     0          840

Item 5.  Other  Information.
         None.

Item 6.  Exhibits and Reports on Form 8-k.

         A report on Form 8-K dated July 26, 1999, was filed by the Registrant during the three months ended September 30, 1999. Item 5. Other Events notified the SEC that the Registrant and Bremer Financial Corporation amended their definitive agreement and plan of merger dated February 16, 1999. Item 7. Financial Statements and Exhibits provided a copy of the Third Amendment to Agreement and Plan of Merger dated July 26, 1999 and a copy of the July 26, 1999 press release.

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                     ASSETS
                                                          September 30,
                                                              1999     March 31,
                                                           (unaudited)   1999
                                                            ---------  ---------


Cash and due from banks                                       $4,808     $4,749
Interest-bearing deposits with financial institutions          1,180      5,721
Securities held to maturity                                    8,850      9,435
Investment in Federal Home Loan Bank stock                       712        850
Loans held for sale                                              234        143
Loans receivable - Net of allowance for loan losses           75,689     73,347
Foreclosed properties and properties subject to foreclosure       63         63
Accrued interest receivable                                      544        556
Premises and equipment                                         2,112      2,176
Prepaid expenses and other assets                                474        545
                                                             --------   --------
TOTAL ASSETS                                                 $94,666    $97,585
                                                             ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits:
          Demand and NOW deposits                             $12,363    $9,936
          Savings and money market deposits                    14,549    13,419
          Certificates of deposit                              36,047    38,648
                                                             ---------  --------
             Total deposits                                    62,959    62,003
      Advances from Federal Home Loan Bank                     12,829    16,990
      Borrowed funds                                            5,458     5,625
      Accounts payable and accrued expenses                       629       606
                                                             --------- ---------
                 Total liabilities                             81,875    85,224
                                                             --------- ---------

Stockholders' equity
      Preferred stock - $1 par value; 2,000,000 shares
          authorized; none issued                                  - -      - -
      Common stock - $1 par value; 4,000,000 shares authorized;
          1,032,517 shares issued; 825,301 shares outstanding    1,033    1,033
      Additional paid-in capital                                 6,582    6,582
      Less unearned Employee Stock Ownership Plan                  (52)    (155)
      Less 207,216 treasury stock - at cost                     (2,549)  (2,549)
      Retained earnings - Substantially restricted               7,777    7,450
                                                              --------- --------
                 Total stockholders' equity                     12,791   12,361
                                                              --------- --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $94,666  $97,585
                                                              ========= ========

           See accompanying Notes to Consolidated Financial Statements



                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   (In Thousands except for per share amounts)

                                                                   Three Months Ended            Six Months Ended
                                                                      September 30,               September 30,
                                                                   1999          1998           1999         1998
                                                                ------------  ------------   -----------  ------------

Interest income:
      Interest and fees on loans                                     $1,604        $1,780        $3,223        $3,525
      Interest on mortgage-backed securities                             94           110           191           225
      Interest and dividends on investments                              92            79           203           176
                                                                ------------  ------------   -----------  ------------
          Total interest income                                       1,790         1,969         3,617         3,926
                                                                ------------  ------------   -----------  ------------

Interest expense:
      Interest on deposits                                              627           712         1,282         1,432
      Interest on borrowings                                            245           322           500           648
                                                                ------------  ------------   -----------  ------------
          Total interest expense                                        872         1,034         1,782         2,080
                                                                ------------  ------------   -----------  ------------
                 Net interest income                                    918           935         1,835         1,846
Provision for loan losses                                                22            25            22            50
                                                                ------------  ------------   -----------  ------------

Net interest income after provision for loan losses                     896           910         1,813         1,796
                                                                ------------  ------------   -----------  ------------

Other income:
      Mortgage servicing fees                                            27            23            53            44
      Service charges on deposits                                        70            66           141           128
      Gain on sale of mortgage loans                                     30            59            38            97
      Other                                                              36            36            75           119
                                                                ------------  ------------   -----------  ------------
          Total other income                                            163           184           307           388
                                                                ------------  ------------   -----------  ------------

General and administrative expenses:
      Salaries and employee benefits                                    321           323           688           659
      Net occupancy expense                                              94            92           178           178
      Data processing                                                    36            37            71            72
      Federal insurance premiums                                          9            10            17            20
      Other                                                             114           155           229           289
                                                                ------------  ------------   -----------  ------------
          Total general and administrative expense                      574           617         1,183         1,218
                                                                ------------  ------------   -----------  ------------

Income before provision for income taxes                                485           477           937           966

          Provision for income taxes                                    172           167           329           334
                                                                ------------  ------------   -----------  ------------


Net income                                                             $313          $310          $608          $632
                                                                ============  ============   ===========  ============

      Basic earnings per share                                        $0.39         $0.40         $0.77         $0.82
                                                                ============  ============   ===========  ============

      Diluted earnings per share                                      $0.37         $0.38         $0.72         $0.77
                                                                ============  ============   ===========  ============

           See accompanying Notes to Consolidated Financial Statements



                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In Thousands)


                                                                                             Unearned
                                                                    Additional  Unearned      ESOP
                                                          Common    Paid-In    Restricted    Compen-    Treasury  Retained
                                                           Stock     Capital     Stock       sation      Stock    Earnings    Total
                                                         --------   ---------- -----------  ---------- --------- ----------  -------


Six Months Ended September 30, 1998


Balance - March 31, 1998                                   $1,033     $6,584      $(26)       $(389)    $(2,557)   $6,869   $11,514

      Comprehensive income:
          Net income                                          - -        - -       - -          - -         - -       632       632
      Amortization of unearned ESOP and restricted stock
          award                                               - -        - -        26           92         - -       - -       118
      Exercise of incentive stock options                     - -         (2)      - -          - -           8       - -         6
      Cash dividends - $.33 per share                         - -        - -       - -          - -         - -      (272)     (272)

                                                          ---------   --------   -------      -------    --------   ------- --------

Balance - September 30, 1998                                1,033       6,582      $ -         (297)      (2,549)   7,229    11,998
                                                          =========   ========   =======      =======    ========   ======= ========

Six Months Ended September 30, 1999

Balance - March 31, 1999                                    1,033       6,582      - -         (155)      (2,549)   7,450    12,361

      Comprehensive income:
          Net income                                          - -         - -      - -          - -          - -      608       608
      Amortization of unearned ESOP and restricted stock
          award                                               - -         - -      - -          103          - -      - -       103
      Cash dividends - $.34 per share                         - -         - -      - -          - -          - -     (281)     (281)
                                                         ---------    -------    -------      -------     --------   ------ --------

Balance - September 30, 1999                               $1,033      $6,582    $ - -         $(52)     $(2,549)  $7,777   $12,791
                                                         =========    ========   =======      =======     =======  =======  ========

           See accompanying Notes to Consolidated Financial Statements

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                               Six Months Ended
                                                                 September 30,
                                                               1999        1998
                                                              ------      ------
Cash flows from operating activities:
 Net income                                                    $608        $632
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for depreciation                                    73          72
   Provision for loan losses                                     22          50
   Amortization of ESOP and restricted stock awards             103         118
   Proceeds from sales of mortgage loans                      3,610       8,632
   Loans originated for sale                                 (3,701)     (8,726)
   Changes in operating assets and liabilities:
    Accrued interest receivable                                  12          2
    Prepaid expenses and other assets                            71        (41)
    Accrued interest payable                                    135        128
    Accrued income taxes payable                                222        (94)
    Other accrued liabilities                                  (334)      (130)
                                                              -------    -------

 Net cash provided by  operating activities                     821         643
                                                              -------    -------

Cash flows from investing activities:
 Net decrease in interest-bearing deposits with
     financial institutions                                   4,541       1,854
 Proceeds from sales of Federal Home Loan Bank stock            138         206
 Proceeds from  maturities of held to maturity  securities      - -       1,700
 Purchase of held to maturity securities                       (500)     (2,100)
 Principal collected on held to maturity securities             499         - -
 Principal collected on mortgage-backed securities              586         791
 Net (increase)  in loans                                    (2,364)     (1,724)
 Purchase of office properties and equipment                     (9)        (54)
                                                              -------    -------

  Net cash provided by  investing activities                  2,891         673
                                                              -------    -------



           See accompanying Notes to Consolidated Financial Statements

                    NORTHWEST EQUITY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            Six Months Ended
                                                              September 30,
                                                              1999       1998
                                                            --------    --------

Cash flows from financing activities:
      Net increase (decrease) in deposits                     956         (197)
      Net (decrease) in short-term borrowings              (4,509)      (1,093)
      Net increase  in long-term borrowings                   181        1,274
      Proceeds from exercise of stock options                 - -            8
      Dividends paid                                         (281)        (272)
                                                           --------     --------

         Net cash  (used in) financing activities          (3,653)        (280)
                                                           --------     --------

Increase  in cash and due from banks                           59        1,036
      Cash and due from banks at beginning                  4,749        2,642
                                                           --------     --------

      Cash and due from banks at end                       $4,808       $3,678
                                                           ========     ========



Supplemental disclosures of cash flow information:

      Loans receivable transferred to foreclosed properties
         and properties subject to foreclosure              $ - -         $166

      Loans charged off                                        67           58

      Interest Paid                                         1,647        1,952

      Income taxes paid                                       107          428




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

Note 2.  Subsequent Events:  none

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                             NORTHWEST EQUITY CORP.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1999

Net Income

         Net income for the three months ended September 30, 1999, increased $3,000 or 0.96% to $313,000 from $310,000 for the three months ended September 30, 1998. The increase in net income is due to a decrease of $43,000 in general and administrative expense from $617,000 for the three months ended September 30, 1998, to $574,000 for the three months ended September 30, 1999. This decrease was offset by a decrease of $17,000 in net interest income from $935,000 for the three months ended September 30, 1998, to $918,000 for the three months ended September 30, 1999, and decrease of $21,000 in total other income from $184,000 for the three months ended September 30, 1998, to $163,000 for the three months ended September 30, 1999. Provision for income taxes increased $5,000 from $167,000 for the three months ended September 30, 1998, to $172,000 for the three months ended September 30, 1999.

Net Interest Income

         Net interest income decreased $17,000 from $935,000 for the three months ended September 30, 1998, to $918,000 for the three months ended September 30, 1999. The decrease in net interest income results from a decrease of $179,000 in total interest income to $1,790,000 for the three months ended September 30, 1999, from $1,969,000 for the three months ended September 30, 1998, while total interest expense decreased only $162,000 to $872,000 for the three months ended September 30, 1999, from $1,034,000 for the three months ended September 30, 1998.

Interest Income

         Interest income decreased $179,000 or 9.1% to $1,790,000 for the three months ended September 30, 1999, from $1,969,000 for the three months ended September 30, 1998. Interest and fees on loans decreased $176,000 to $1,604,000 for the three months ended September 30, 1999, from $1,780,000 for the three months ended September 30, 1998. This decrease was due to the decrease in the average outstanding balance of total loans to $74.8 million for the three months ended September 30, 1999, from $79.8 million for the three months ended September 30, 1998. The decrease in the average outstanding balance of total loans was due to a decrease in market interest rates over the two comparable periods which encouraged customers to refinance adjustable rate mortgages which are held in the portfolio with fixed rate loans which are sold on the secondary market. The average yield/rate on total loans decreased 0.34% from 8.92% for the three months ended September 30, 1998, to 8.58% for the three months ended September 30, 1999. Interest on mortgage-backed and related securities decreased $16,000 to $94,000 for the three months ended September 30, 1999, from $110,000 for the three months ended September 30, 1998. This decrease was due to a decrease in the average outstanding balance of mortgage backed and related securities of $0.8 million from $6.4 million for the three months ended September 30, 1998, to an average outstanding balance of $5.6 million for the three months ended September 30, 1999. Interest on investments increased $13,000 to $92,000 for the three months ended September 30, 1999, from $79,000 for the three months ended September 30, 1998. The increase was the result of an increase of $0.7 million in the average outstanding balance of interest bearing deposits in other financial institutions from $1.7 million for the three months ended September 30, 1998, to $2.4 million for the three months ended September 30, 1999.

Interest Expense

         Interest expense decreased $162,000 or 15.7% to $872,000 for the three months ended September 30, 1999, from $1,034,000 for the three months ended September 30, 1998. Interest on deposits decreased $85,000 or 11.9% from $712,000 for the three months ended September 30, 1998, to $627,000 for the three months ended September 30, 1999. The decrease in interest on deposits is a result of a decrease of 0.60% in the average yield of total deposits to 4.06% for the three months ended September 30, 1999, from 4.66% for the three months ended September 30, 1998. The average outstanding balance of total deposits increased $0.7 million to $61.8 million for the three months ended September 30, 1999, from $61.1 million for the three months ended September 30, 1998. Interest on borrowings decreased $77,000 or 23.9% from $322,000 for the three months ended September 30, 1998, to $245,000 for the three months ended September 30,

1999. The decrease reflects a decrease of $4.9 million in the average outstanding balance of advances and other borrowings from $23.2 million of the three months ended September 30, 1998, to $18.3 million for the three months ended September 30, 1999. The average yield/rate of advances and other borrowings decreased 0.22% from 5.56% for the three months ended September 30, 1998, to 5.34% for the three months ended September 30, 1999.

Provision for Loan Losses

         The provision for loan losses decreased $3,000 to $22,000 for the three months ended September 30, 1999, from $25,000 for the three months ended September 30, 1998. The allowance for loan losses totaled $338,000 at September 30, 1999, from $484,000 at September 30, 1998, and represented 0.44% and 0.60%
of gross loans and 444.7% and 34.3% of non-performing loans, respectively. The allowance for loan losses calculation is based on a three year actual loss average. The non-performing assets to total assets ratio decreased to 0.14% at September 30, 1999 from 1.71% at September 30, 1998.

Other Income

         Total other income decreased 11.4% or $21,000 to $163,000 for the three months ended September 30, 1999, from $184,000 for the three months ended September 30, 1998. The decrease results from a $29,000 decrease in gain on sale of mortgage loans to $30,000 for the three months ended September 30, 1999, from $59,000 for the three months ended September 30, 1998. The decrease in the gain on sale of mortgage loans reflects the recent upward trend in mortgage interest rates during the current period that acts to reduce gains on sale of mortgage loans sold in the secondary market. Service charges on deposits increased $4,000 from $66,000 for the three months ended September 30, 1998, to $70,000 for the three months ended September 30, 1999. The increase reflects an increase in the average outstanding balance of NOW accounts of $0.8 million from $10.3 million for the three months ended September 30, 1998, to $11.1 million for the three months ended September 30, 1999. Mortgage servicing fees increased $4,000 from $23,000 for the three months ended September 30, 1998, to $27,000 for the three months ended September 30, 1999.

General and Administrative Expenses

General and administrative expenses decreased $43,000 or 6.96% to $574,000 for the three months ended September 30, 1999, from $617,000 for the three months ended September 30, 1998. The decrease was primarily due to a decrease of $41,000 in other expenses from $155,000 for the three months ended September 30, 1998, to $114,000 for the three months ended September 30, 1999. The decrease in other expenses was the result of an accumulation of small decreases in eight different categories of expenses. The decreases are the result of a cost-cutting effort on the part of the Bank to offset decreases in net interest income.

Income Tax Expense

Income tax expense increased $5,000 or 3.0% from $167,000 for the three months ended September 30, 1998, to $172,000 for the three months ended September 30, 1999. The increase in income tax expense is the direct result of the increase in income before taxes of $8,000 from $477,000 for the three months ended September 30, 1998, to $485,000 for the three months ended September 30, 1999. The effective tax rate for the three months ended September 30, 1999, was 35.5% compared to 35.0% for the three months ended September 30, 1998.

Comparison of Operating Results for the Six Months Ended September 30, 1998 and September 30, 1999

Net Income

         Net income for the six months ended September 30, 1999, decreased $24,000 or 3.8% to $608,000 from $632,000 for the six months ended September 30, 1998. The decrease in net income was primarily due to an decrease in total other income of $81,000 from $388,000 for the six months ended September 30, 1998, to $307,000 for the six months ended September 30, 1999. Other income decreased $44,000 from $119,000 for the six months ended September 30, 1998, to $75,000 for the six months ended September 30, 1999. The decrease in other income was partially due to a decrease in the profit on sale of real estate held in the Bank's subsidiary of $50,000 from $50,000 for the six months ended September 30, 1998, to $0 for the six months ended September 30, 1999. Net interest income decreased $11,000 from $1,846,000 for the six months ended September 30, 1998 to $1,835,000 for the six months ended September 30, 1999. General and administrative expenses decreased $35,000 from $1,218,000 for the six months ended September 30, 1998, to $1,183,000 for the six months ended September 30, 1999. Provision for income taxes decreased $5,000 from $334,000 for the six months ended September 30, 1998, to $329,000 for the six months ended September 30, 1999.

Net Interest Income

         Net interest income decreased by $11,000 from $1,846,000 for the six months ended September 30, 1998, to $1,835,000 for the six months ended September 30, 1999. The decrease in net interest income is a result of a decrease in interest income of $309,000 to $3,617,000 for the six months ended September 30, 1999, from $3,926,000 for the six months ended September 30, 1998; combined with a decrease in interest expense of $298,000 to $1,782,000 for the six months ended September 30, 1999, from $2,080,000 for the six months ended September 30, 1998.

Interest Income

         Interest income decreased $309,000 or 7.9% to $3,617,000 for the six months ended September 30, 1999, from $3,926,000 for the six months ended September 30, 1998. The decrease was primarily due to a $302,000 decrease in interest and fees on loans to $3,223,000 for the six months ended September 30, 1999, from $3,525,000 for the six months ended September 30, 1998. This decrease was due to the decrease of $5.1 million in the average outstanding balance of total loans to $74.4 million for the six months ended September 30, 1999, from $79.5 million for the six months ended September 30, 1998. The decrease in the average outstanding balance of total loans was due to a decrease in market interest rates over the two comparable periods which encouraged customers to refinance adjustable rate mortgages which are held in the portfolio with fixed rate loans which are sold on the secondary market. The average yield/rate on total loans decreased 0.20% from 8.87% for the six months ended September 30, 1998, to 8.67% for the six months ended September 30, 1999. Interest on mortgage-backed and related securities decreased $34,000 or 15.1% to $191,000 for the six months ended September 30, 1999, from $225,000 for the six months ended September 30, 1998. This decrease was due to a decrease in the average outstanding balance of mortgage backed and related securities from $6.3 million for the six months ended September 30, 1998, to an average balance of $5.7 million for the six months ended September 30, 1999. The decrease was the result of regularly scheduled principle payments and prepayments on the securities throughout the period. Interest on investments increased $27,000 to $203,000 for the six months ended September 30, 1999, from $176,000 for the six months ended September 30, 1998, as a result of an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, securities held for sale, and Federal Home Loan Bank stock from $5.9 million for the six months ended September 30, l998, to $7.2 million for the six months ended September 30, 1999.

Interest Expense

         Interest expense decreased $298,000 or 14.3% to $1,782,000 for the six months ended September 30, 1999, from $2,080,000 for the six months ended September 30, 1998. Interest on deposits decreased $150,000 or 10.5% from $1,432,000 for the six months ended September 30, 1998, to $1,282,000 for the six months ended September 30, 1999. The decrease reflects a decrease of 0.51%in the average yield/rate of total deposits to 4.14% for the six months ended September 30, 1999, from an average yield/rate of 4.65% for the six months ended September 30, 1998. The average outstanding balance of total deposits increased $0.4 million to $62.0 million for the six months ended September 30, 1999, from an average balance of $61.6 million for the six months ended September 30, 1998. Interest on borrowings decreased $148,000 or 22.8% from $648,000 for the six months ended September 30, 1998, to $500,000 for the six months ended September 30,

1999. The decrease reflects a decrease of 0.30% in average yield/rate of advances and other borrowings from 5.62% for the six months ended September 30, 1998, to 5.32% for the six months ended September 30, 1999.

Provision for Loan Losses

         The provision for loan losses decreased $28,000 to $22,000 for the six months ended September 30, 1999, from $50,000 for the six months ended September 30, 1998. The decrease results from the settlement of a lawsuit involving a commercial loan in the quarter ended December 31, 1998, that the Board had previously established a loss provision of $25,000 per quarter. The allowance for loan losses totaled $338,000 at September 30, 1999, from $484,000 at September 30, 1998, and represented 0.44% and 0.60% of gross loans and 444.7% and 34.2% of non-performing loans, respectively. The allowance for loan losses calculation is based on a three year actual loss average. The non-performing assets to total assets ratio decreased to 0.14% at September 30, 1999 from 1.71% at September 30, 1998.

Other Income

         Total other income decreased $81,000 or 20.9% to $307,000 for the six months ended September 30, 1999, from $388,000 for the six months ended September 30, 1998. The decrease results from a decrease of $44,000 in other income from $119,000 for the six months ended September 30, 1998 to $75,000 for the six months ended September 30, 1999. The decrease in other income was due to a decrease of $50,000 in the profit on sale of real estate held in the Bank's subsidiary to $00 for the six months ended September 30, 1999, from $50,000 for the six months ended September 30, 1998. The transaction consummated in the quarter ending June 30, 1998 divested all of the real estate holdings of the subsidiary. Gain on sale of mortgage loans decreased $59,000 to $38,000 for the six months ended September 30, 1999 from $97,000 for the six months ended September 30, 1998. The decrease in the gain on sale of mortgage loans results from the recent upward trend in mortgage interest rates during the current period that acts to reduce gains on sale of mortgage loans sold in the secondary market. Service charges on deposits increased $13,000 from $128,000 for the six months ended September 30, 1998, to $128,000 for the six months ended September 30, 1999. The increase is a result of an increase in the average outstanding balance of NOW accounts of $0.8 million from $10.1 million for the six months ended September 30, 1998, to $10.9 million for the six months ended September 30, 1999. Mortgage servicing fees increased $9,000 from $44,000 for the six months ended September 30, 1998, to $53,000 for the six months ended September 30, 1999.

General and Administrative Expenses

         General and administrative expenses decreased $35,000 or 2.87% to $1,183,000 for the six months ended September 30, 1999, from $1,218,000 for the six months ended September 30, 1998. The decrease was primarily due to a decrease of $60,000 in other expenses from $289,000 for the six months ended September 30, 1998, to $229,000 for the six months ended September 30, 1999. The decreases are the result of an accumulation of small decreases in eight different categories of expenses. The decreases are the result of a cost-cutting effort on the part of the Bank to offset decreases in net interest income.
The decrease in other expenses was offset by a $29,000 increase in salaries and employee benefits from $659,000 for the six months ended September 30, 1998, to $688,000 for the six months ended September 30, 1999. The increase reflects cost of living salary increases.

Income Tax Expense

         Income tax expense decreased $5,000 or 1.49% from $334,000 for the six months ended September 30, 1998, to $329,000 for the six months ended September 30, 1999. The decrease in income tax expense is the direct result of a decrease in income before taxes of $29,000 from $966,000 for the six months ended September 30, 1998, to $937,000 for the six months ended September 30, 1999. The effective tax rate for the six months ended September 30, 1999, was 35.1% compared to 34.6% for the six months ended September 30, 1998.

Financial Condition

         Total assets decreased $2.9 million or 2.97% to $94.7 million at September 30, 1999, from $97.6 million at March 31, 1999. The decrease is due to the decrease in cash and interest-bearing deposits with financial institutions of $4.5 million to $6.0 million at September 30, 1999, from $10.5 million at March 31, 1999. The cash and interest-bearing deposits were used to reduce advances from the Federal Home Loan Bank $4.2 million from $17.0 million at March 31, 1999, to $12.8 million at September 30, 1999. Loans receivable increased $2.4 million from $73.3 million at March 31, 1999, to $75.7 million at September 30, 1999. The increase in loans receivable was due the increase in long-term mortgage interest rates during the current period which encouraged customers to obtain adjustable rate mortgages which are held in the portfolio as opposed to fixed rate loans which are sold on the secondary market. Securities held-to-maturity decreased $0.5 million to $8.9 million at September 30, 1999, from $9.4 million March 31, 1999. Shareholders' equity increased $430,000 from $12.4 million at March 31, 1999, to $12.8 million at September 30, 1999, as a result of net income for the six months ended September 30, 1999, less $281,000 in cash dividends and the amortization of the common stock purchased by the employee stock ownership plan of $103,000.


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

        The Bank has an inventory of personal computers that access a data processing system provided by EDS in Des Moines, Iowa. If the personal computers and data processing systems fail to process the century date change, it may impair the Bank's ability to process loan payments, accept deposits, and address other operational issues. The Bank's customers, suppliers, other constituents may also be impaired to meet their contractual obligations with the Bank. The Bank has developed a Year 2000 Plan (the "Plan"). The Bank's Plan attempts to identify the systems, assess the risk, and conduct inventories as necessary to assure compliance with the Plan. As of September 30, 1999, the Bank estimates it will not need to purchase any more hardware and equipment to address the Y2K issues.

        On February 24, 1998, the FDIC conducted an on-site visitation of the Bank's Year 2000 process. The examiner followed guidelines and recommendations contained in the FFIEC Interagency Statement on Year 2000 Project Management Awareness, dated May 5, 1997, and subsequent publications. In a letter dated March 17, 1998, the FDIC stated that the Bank's Year 2000 Committee is adequately monitoring Year 2000 compliance. In a letter dated September 8, 1998, The FDIC reported to the Board of Directors that the Federal Reserve Bank of Dallas had conducted an examination of Electronic Data Systems, Inc.,(EDS) Plano, Texas, the Bank's data processor. The Board of Directors reviewed the Exam at its September 18, 1998, meeting and the record of this action was entered into the minutes. The results of the examination are deemed to be confidential by the FDIC. On October 9, 1998, the Bank received an extensive Y2k Contingency Plan from EDS. On February 4, 1999, the FDIC conducted an on-site Year 2000 readiness examination. Again, the FDIC mandates that the results of that examination be held confidential. The Bank filed its Y2K Contingency Plan with FDIC before the June 30, 1999 deadline. In a letter dated August 31, 1999, EDS reported that remediation, testing and implementation are 100% complete and the implementation of third party vendor code is 100% complete.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 13.2% of total assets on September 30, 1999. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

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


Management Strategy

Asset Quality

         The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between 0.32% and 1.72% of total assets during the last three fiscal years and were 0.14% of total assets at September 30, 1999. During the fiscal years ended March 31, 1999, 1998, and 1997, the Company recorded provisions for loan losses of $100,000, $81,000, and $81,000, respectively, to its allowance for loan losses and had net charge-offs of $77,000, $53,000, and $25,000, respectively. The Company's allowance for loan losses at September 30, 1999, totaled $338,000. The allowance for loan losses calculation is based on a three year actual loss average. Total non-performing loans decreased to $76,000 at September 30, 1999, from $238,000 at March 31, 1999


Selected Financial Ratios and Other Data:       At or For the

                             Three months ended              Six months ended
                                September 30,                  September 30,

Performance Ratios            1999         1998              1999          1998
                              ----         ----              ----          ----

Return on average assets      1.33%        1.26%             1.28%         1.29%
Return on average equity      9.93%       10.51%             9.70%        10.88%




      MANAGEMENT'S DISCUSSION(CONT.)
                                                                                Three Months Ended September 30,
                                                                        1999                                      1998
                                                         Average      Interest       Average      Average       Interest    Average
                                                       Outstanding     Earned/       Yield/      Outstanding     Earned/     Yield/
                                                         Balance        Paid          Rate         Balance        Paid        Rate

Assets
 Interest-earning assets:
  Mortgage loans..............................           $64,395       $1,356         8.43%        $67,623       $1,502       8.88%
  Commercial loans............................             3,540           81         9.17%          4,304           81       7.53%
  Consumer loans..............................             6,837          167         9.77%          7,920          197       9.93%
                                                        ---------     --------       -------      ---------     --------     -------
   Total loans................................            74,772        1,604         8.58%         79,847        1,780       8.92%
  Mortgage-backed securities..................             5,553           94         6.74%          6,358          110       6.95%
  Interest-bearing deposits in other
   financial institutions.....................             2,376           30         5.12%          1,679           22       5.32%
  Investment securities.......................             3,333           50         5.94%          2,772           44       6.19%
  Federal Home Loan Bank stock................               712           12         6.50%            953           13       6.63%
                                                        ----------    --------       -------      ---------     --------     -------
   Total interest-earning assets..............            86,746        1,790         8.25%         91,609        1,969       8.60%
  Non-interest earning assets.................             7,383                                     6,535
                                                        ----------                                ---------
    Total assets..............................           $94,129                                   $98,144
                                                        ==========                                =========
Liabilities and Stockholders' Equity
 Deposits:
  NOW accounts(1).............................           $11,100          $36         1.28%        $10,275          $37       1.44%
  Money market deposit accounts...............             7,908           82         4.13%          6,313           84       4.70%
  Passbook....................................             6,817           37         2.16%          6,103           33       2.15%
  Certificate of deposit......................            35,956          472         5.26%         38,411          558       5.74%
                                                        ----------    --------       -------      ---------     --------     -------
   Total deposits.............................            61,781          627         4.06%         61,102          712       4.66%
  Advances and other borrowings...............            18,308          245         5.34%         23,176          322       5.56%
                                                        ----------    --------       -------      ---------     --------     -------
    Total interest-bearing liabilities........            80,089          872         4.35%         84,278        1,034       4.91%
  Non-interest bearing liabilities ...........             1,440                                     2,075
  Equity......................................            12,600                                    11,791
                                                        ----------                                ---------
   Total liabilities and retained earnings....           $94,129                                   $98,144
                                                        ==========                                =========
 Net interest income/interest rate spread (2)                           $918          3.90%                        $935       3.69%
                                                                      ========       =======                    ========     =======
 Net earning assets/net interest margin (3)..             $6,657                      4.24%         $7,331                    4.08%
                                                        ==========                   =======      =========                  =======
  Average interest-earning assets to average
   interest-bearing liabilities..............               1.08                                      1.09
                                                        ==========                                ==========

                                                                                Six Months Ended September 30,
                                                                       1999                                        1998
                                                         Average     Interest       Average        Average      Interest    Average
                                                      Outstanding    Earned/       Yield/       Outstanding     Earned/     Yield/
                                                         Balance       Paid          Rate          Balance        Paid        Rate
Assets
 Interest-earning assets:
  Mortgage loans.............................            $63,779      $2,693         8.45%         $67,224       $2,951       8.78%
  Commercial loans...........................              3,636         191        10.50%           4,352          185       8.50%
  Consumer loans.............................              6,964         339         9.73%           7,879          389       9.87%
                                                        ----------   ---------      --------      ----------     --------    -------
   Total loans...............................             74,379       3,223         8.67%          79,455        3,525       8.87%
  Mortgage-backed securities.................              5,690         191         6.71%           6,335          225       7.11%
  Interest-bearing deposits in other
   financial institutions....................              3,084          79         5.15%           2,009           54       5.41%
  Investment securities......................              3,366         100         5.93%           2,875           90       6.21%
  Federal Home Loan Bank stock...............                733          24         6.50%             993           32       6.63%
                                                        ----------   ---------      --------      ----------     --------    -------
   Total interest-earning assets.............             87,252       3,617         8.29%          91,667        3,926       8.57%
  Non-interest earning assets................              7,617                                     5,917
                                                        ----------                                ----------
    Total assets.............................            $94,869                                   $97,584
                                                        ==========                                ==========
Liabilities and Stockholders' Equity
 Deposits:
  NOW accounts(1)............................            $10,876         $70         1.29%          $10,058         $72       1.43%
  Money market deposit accounts..............              7,555         155         4.13%            6,242         160       4.78%
  Passbook...................................              6,684          72         2.15%            6,125          66       2.15%
  Certificate of deposit.....................             36,854         985         5.35%           39,216       1,134       5.75%
                                                        ----------   ---------      --------      ----------     --------    -------
   Total deposits............................             61,969       1,282         4.14%           61,641       1,432       4.65%
  Advances and other borrowings..............             18,780         500         5.32%           23,075         648       5.62%
                                                        ----------   ---------      --------      ----------     --------    -------
   Total interest-bearing liabilities........             80,749       1,782         4.41%           84,716       2,080       4.92%
  Non-interest bearing liabilities ..........              1,589                                      1,261
  Equity.....................................             12,531                                     11,607
                                                        ----------                                -----------
   Total liabilities and retained earnings...            $94,869                                    $97,584
                                                        ==========                                ===========
  Net interest income/interest rate spread (2)                        $1,835         3.88%                       $1,846       3.65%
                                                                     =========      ========                     ========    =======
  Net earning assets/net interest margin (3).             $6,503                     4.21%           $6,951                   4.03%
                                                        ==========                  ========      ===========                =======
  Average interest-earning assets to average
  interest-bearing liabilities..............               1.08                                       1.08
                                                        ==========                                ===========

________________________
(1)  Includes non-interest bearing NOW accounts.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.
