Form 10QSB
period 1999-12-31
NORTHWEST EQUITY CORP
filed 2000-02-01
CIK 916527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1999
                         Commission file number 0-24606

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

     The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 825,301 at December 31, 1999.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHWEST EQUITY CORP.


Dated:___02/01/00______________             By:      _/s/_Brian L. Beadle____
                                            (Brian L. Beadle, President
                                             Principal Executive Officer and
                                             Principal Financial and
                                             Accounting Officer)

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities.  None

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.   None

Item 5.  Other  Information.

         A Schedule 14A, Preliminary Proxy Statement, was filed with the SEC on December 21, 1999. The Proxy Statement provided notice of a Special Meeting to be held on February 29, 2000, to consider and vote upon a proposal and Plan of Merger dated February 16, 1999, as amended, by and among Northwest Equity Corp. ("Northwest") and Bremer Financial Corporation ("Bremer"), a Minnesota Corporation, and Bremer Acquisition Corporation), a Wisconsin corporation and wholly owned subsidiary of Bremer ("Merger Sub"), providing for the merger of Northwest with and into the Merger Sub.

Item 6.  Exhibits and Reports on Form 8-k.

         a. No reports on Form 8-K were filed during the quarter for which this report was filed.

                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                     ASSETS
                                                         December 31,
                                                            1999       March 31,
                                                         (unaudited)     1999
                                                         -----------   ---------
                                                         -----------   ---------


Cash and due from banks                                      $5,796      $4,749
Interest-bearing deposits with financial institutions           892       5,721
Securities held to maturity                                   8,671       9,435
Investment in Federal Home Loan Bank stock                      832         850
Loans held for sale                                             232         143
Loans receivable - Net of allowance for loan losses          74,346      73,347
Foreclosed properties and properties subject to foreclosure      63          63
Accrued interest receivable                                     540         556
Premises and equipment                                        2,075       2,176
Prepaid expenses and other assets                               219         545
                                                         -----------    --------
                                                         ===========    ========
TOTAL ASSETS                                                $93,666     $97,585
                                                         ===========    ========
                                                         ===========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits:
          Demand and NOW deposits                           $10,379      $9,936
          Savings and money market deposits                  12,919      13,419
          Certificates of deposit                            38,154      38,648
                                                         -----------    --------
                                                         -----------    --------
             Total deposits                                  61,452      62,003
      Advances from Federal Home Loan Bank                   14,129      16,990
      Borrowed funds                                          4,664       5,625
      Accounts payable and accrued expenses                     470         606
                                                         -----------    --------
                                                         -----------    --------
                 Total liabilities                           80,715      85,224
                                                         -----------    --------
                                                         -----------    --------

Stockholders' equity
      Preferred stock - $1 par value; 2,000,000 shares
          authorized; none issued                               - -         - -
      Common stock - $1 par value; 4,000,000 shares authorized;
          1,032,517 shares issued; 825,301 shares outstanding 1,033       1,033
      Additional paid-in capital                              6,582       6,582
      Less unearned Employee Stock Ownership Plan               (34)       (155)
      Less 207,216 treasury stock - at cost                  (2,549)     (2,549)
      Retained earnings - Substantially restricted            7,919       7,450
                                                         -----------    --------
                                                         -----------    --------
                 Total stockholders' equity                  12,951      12,361
                                                         -----------    --------
                                                         ===========    ========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $93,666     $97,585
                                                         ===========    ========
                                                         ===========    ========

           See accompanying Notes to Consolidated Financial Statements



                                NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                             (In Thousands except for per share amounts)

                                                        Three Months Ended        Nine Months Ended
                                                           December 31,              December 31,
                                                         1999         1998          1999         1998
                                                         ----         ----          ----         ----

Interest income:
      Interest and fees on loans                       $1,591        $1,763       $4,814        $5,288
      Interest on mortgage-backed securities               90           107          281           332
      Interest and dividends on investments                75            87          278           263
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------
          Total interest income                         1,756         1,957        5,373         5,883
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------

Interest expense:
      Interest on deposits                                617           704        1,899         2,136
      Interest on borrowings                              264           304          764           952
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------
          Total interest expense                          881         1,008        2,663         3,088
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------
                 Net interest income                      875           949        2,710         2,795
Provision for loan losses                                  27           323           49           373
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------

Net interest income after provision for loan losses       848           626        2,661         2,422
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------

Other income:
      Mortgage servicing fees                              27            24           80            68
      Service charges on deposits                          71            64          212           192
      Gain on sale of mortgage loans                       13            79           51           176
      Other                                                55            31          130           150
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------
          Total other income                              166           198          473           586
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------

General and administrative expenses:
      Salaries and employee benefits                      321           324        1,009           983
      Net occupancy expense                                89            93          267           271
      Data processing                                      36            58          107           130
      Federal insurance premiums                            9             8           26            28
      Other                                               131           132          360           421
                                                       ------  ------------  -----------  ------------
                                                       ------  ------------  -----------  ------------
          Total general and administrative expense        586           615        1,769         1,833
                                                       ------  ------------  -----------  ------------
                                                 -------------  ------------  -----------  ------------

Income before provision for income taxes                  428           209        1,365         1,175

          Provision for income taxes                      146            60          475           394
                                                 -------------  ------------  -----------  ------------
                                                 -------------  ------------  -----------  ------------


Net income                                               $282          $149         $890          $781
                                                 =============  ============  ===========  ============
                                                 =============  ============  ===========  ============

      Basic earnings per share                          $0.35         $0.19        $1.12         $1.00
                                                 =============  ============  ===========  ============
                                                 =============  ============  ===========  ============

      Diluted earnings per share                        $0.33         $0.18        $1.05         $0.95
                                                 =============  ============  ===========  ============
                                                 =============  ============  ===========  ============

                     See accompanying Notes to Consolidated Financial Statements




                                                     NORTHWEST EQUITY CORP. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (UNAUDITED)
                                                                 (In Thousands)


                                                                                            Unearned
                                                             Additional   Unearned      ESOP
                                                    Common    Paid-In    Restricted    Compen-   Treasury  Retained
                                                    Stock     Capital      Stock       sation      Stock   Earnings        Total
                                                    ------   ---------   ----------    ------    --------- --------        -----


Nine Months Ended December 31, 1998


Balance - March 31, 1998                           $1,033      $6,584      $ (26)     $ (389)   $ (2,557)   $ 6,869       $11,514

  Comprehensive income:
      Net income                                      - -         - -        - -         - -         - -        781           781
  Amortization of unearned ESOP and restricted stock
      award                                           - -         - -         26          92         - -        - -           118
  Exercise of incentive stock options                 - -          (2)       - -         - -           8        - -             6
  Cash dividends - $.50 per share                     - -         - -        - -         - -         - -       (412)         (412)


                                                    -----       -----      ----         ----      ------       -----       -------

Balance - December 31, 1998                         1,033       6,582        $ -        (297)     (2,549)     7,238        12,007
                                                    =====       =====      =====        =====     =======     =====        ======


Nine Months Ended December 31, 1999

Balance - March 31, 1999                            1,033       6,582        - -        (155)     (2,549)     7,450        12,361

  Comprehensive income:
      Net income                                    - -           - -        - -         - -         - -        890           890
  Amortization of unearned ESOP and restricted stock
      award                                         - -           - -        - -         121         - -        - -           121
  Cash dividends - $.51 per share                   - -           - -        - -         - -         - -       (421)         (421)
                                                   ------       -----      -----        -----     -------     ------       ------


Balance - December 31, 1999                      $1,033        $6,582      $ - -       $ (34)   $ (2,549)   $ 7,919       $12,951
                                                  =====         =====      =====        =====      ======     =====        ======


                                          See accompanying Notes to Consolidated Financial Statements


                      NORTHWEST EQUITY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                            Nine Months Ended
                                                                December 31,
                                                            1999          1998
                                                           -----         -----
                                                           -----         -----
Cash flows from operating activities:
  Net income                                                $890          $781
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for depreciation                              110           107
     Provision for loan losses                                49           373
     Amortization of ESOP and restricted stock awards        121           118
     Proceeds from sales of mortgage loans                 4,434        15,722
     Loans originated for sale                            (4,523)      (15,723)
     Changes in operating assets and liabilities:
          Accrued interest receivable                         16            31
          Prepaid expenses and other assets                  326           209
          Accrued interest payable                            86           104
          Accrued income taxes payable                        82             6
          Other accrued liabilities                         (304)         (106)
                                                           -----         -----
                                                           -----         -----

  Net cash provided by  operating activities               1,287         1,622
                                                           -----         -----


Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits
   with financial institutions                             4,829        (1,858)
    Proceeds from sales of Federal Home Loan Bank stock       18           309
    Proceeds from maturities of held to maturity
      securities                                             - -         1,700
    Purchase of held to maturity securities                 (500)       (2,098)
    Purchase of mortgage-backed securities                   - -        (1,000)
    Principal collected on held to maturity securities       500           - -
    Principal collected on mortgage-backed securities        764         1,810
    Net (increase)  decrease in loans                     (1,048)        1,637
    Purchase of office properties and equipment               (9)          (59)
                                                           -----         -----

 Net cash provided by  investing activities                4,554           441
                                                           -----         -----







                See accompanying Notes to Consolidated Financial Statements

                       NORTHWEST EQUITY CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)

                                                           Nine Months Ended
                                                              December 31,
                                                             1999         1998
                                                             ----         ----


Cash flows from financing activities:
    Net increase (decrease) in deposits                      (551)        2,019
    Net increase in short-term borrowings                   7,535        (2,279)
    Net (decrease)  in long-term borrowings               (11,357)          209
    Proceeds from exercise of stock options                   - -             8
    Dividends paid                                           (421)         (412)
                                                            -----         -----


      Net cash  (used in) financing activities             (4,794)         (455)
                                                            -----          ----


Increase  in cash and due from banks                        1,047         1,608
    Cash and due from banks at beginning                    4,749         2,642
                                                            -----         -----

    Cash and due from banks at end                         $5,796        $4,250
                                                            =====         =====





Supplemental disclosures of cash flow information:

    Loans receivable transferred to foreclosed properties
      and properties subject to foreclosure                   $49          $190

    Loans charged off                                          70           494

    Interest Paid                                           2,577         2,984

    Income taxes paid                                         393           388



















             See accompanying Notes to Consolidated Financial Statements

NORTHWEST EQUITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in the Bank's audited financial statements for the year ended March 31, 1999, and should be read in conjunction with the financial statements and notes that appear in that report. These statements do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND
                RESULTS OF OPERATIONS OF NORTHWEST EQUITY CORP.

           Comparison of Operating Results for the Three Months Ended
                    December 31, 1998 and December 31, 1999

Net Income

         Net income for the three months ended December 31, 1999, increased $133,000 or 89.2% to $282,000 from $149,000 for the three months ended December 31, 1998. The increase in net income was primarily due to a decrease of $296,000 in the provision for loan losses from $323,000 for the three months ended December 31, 1998, to $27,000 for the three months ended December 31, 1999. The decrease in the provision for loan losses reflects the settlement in the three months ended December 31, 1998 of the case first reported under Part II, Item 1. Legal Proceedings in the Form 10QSB dated September 30, 1996, and in subsequent 10QSB and 10KSB reports through March 31, 1999. Net interest income increased $74,000 from $949,000 for the three months ended December 31, 1998, to $875,000 for the three months ended December 31, 1999. Total other income decreased $32,000 from $198,000 for the three months ended December 31, 1998, to $166,000 for the three months ended December 31, 1999. Total general and administrative expense decreased $29,000 from $615,000 for the three months ended December 31, 1998, to $586,000 for the three months ended December 31, 1999. The decrease in the provision for loan losses was offset by a increase in income taxes of $86,000 from $60,000 for the three months ended December 31, 1998, to $146,000 for the three months ended December 31, 1999.

Net Interest Income

         Net interest income decreased by $74,000 from $949,000 for the three months ended December 31, 1998, to $875,000 for the three months ended December 31, 1999. The decrease in net interest income is a result of an decrease in interest income of $201,000 to $1,756,000 for the three months ended December 31, 1999, from $1,957,000 for the three months ended December 31, 1998; combined with a decrease in interest expense of $127,000 to $881,000 for the three months ended December 31, 1999, from $1,008,000 for the three months ended December 31, 1998.

Interest Income

         Interest income decreased $201,000 or 10.2% to $1,756,000 for the three months ended December 31, 1999, from $1,957,000 for the three months ended December 31, 1998. Interest and fees on loans decreased $172,000 to $1,591,000 for the three months ended December 31, 1999, from $1,763,000 for the three months ended December 31, 1998. This decrease was due to the decrease in the average outstanding balance of total loans to $75.9 million for the three months ended December 31, 1999, from $79.1 million for the three months ended December 31, 1998. The decrease in the average outstanding balance of total loans was due to a decrease in market interest rates over the two comparable periods which encouraged customers to refinance adjustable rate mortgages which are held in the portfolio with fixed rate loans which are sold on the secondary market. The average yield/rate on total loans decreased 0.53% from 8.92% for the three months ended December 31, 1998, to 8.39% for the three months ended December 31, 1999. Interest on mortgage-backed securities decreased $17,000 to $90,000 for the three months ended December 31, 1999, from $107,000 for the three months ended December 31, 1998. This decrease was due to a decrease in the average outstanding balance of mortgage backed securities from $6.2 million for the three months ended December 31, 1998, to $5.4 million for the three months ended December 31, 1999. The decrease was the result of regularly scheduled principle payments and prepayments on the securities throughout the period. Interest on investments decreased $12,000 to $75,000 for the three months ended December 31, 1999, from $87,000 for the three months ended December 31, 1998. The decrease was due to an decrease in the average outstanding balances of interest-bearing deposits in other financial institutions, investment securities, and Federal Home Loan Bank ("FHLB") stock of $1.3 million from $6.2 million for the three months ended December 31, 1998, to $4.9 million for the three months ended December 31, 1999.

Interest Expense

         Interest expense decreased $127,000 or 12.5% to $881,000 for the three months ended December 31, 1999, from $1,008,000 for the three months ended December 31, 1998. Interest on deposits decreased $87,000 or 12.3% from $704,000 for the three months ended December 31, 1998, to $617,000 for the three months ended December 31, 1999. The decrease in interest expense is due to a decrease in the average yield of total deposits of 0.36% from 4.47% for the three months ended December 31, 1998, to 4.11% for the three months ended December 31, 1999. The average outstanding balance of total deposits decreased $2.9 million to $60.1 million for the three months ended December 31, 1999, from $63.0 million for the three months ended December 31, 1998. Interest on borrowings decreased $40,000 or 13.1% from $304,000 for the three months ended December 31, 1998, to $264,000 for the three months ended December 31, 1999. The decrease reflects a decrease in the average outstanding balance of advances and other borrowings of $3.1 million from $22.2 million for the three months ended December 31, 1998, to $19.1 million for the three months ended December 31, 1999. The average yield/rate of advances and other borrowings increased 0.05% from 5.48% for the three months ended December 31, 1998, to 5.53% for the three months ended December 31, 1999.

Provision for Loan Losses

         The provision for loan losses decreased $296,000 from $323,000 for the three months ended December 31, 1998, to $27,000 for the three months ended December 31, 1999. The decrease in the provision for loan losses reflects the settlement in the three months ended December 31, 1998 of the case first reported under Part II, Item 1. Legal Proceedings in the Form 10QSB dated September 30, 1996, and in subsequent 10QSB and 10KSB reports through March 31, 1999. The allowance for loan losses totaled $363,000 at December 31, 1999, compared to $375,000 at December 31, 1998, and represented 0.48 % and 0.48% of gross loans and 144.6% and 64.2% of non-performing loans, respectively. The allowance for loan losses calculation is based on a three year actual loss average. The non-performing assets to total assets ratio was 0.33% at December 31, 1999, compared to 0.72% at December 31, 1998.

Other Income

         Total other income decreased $32,000 or 16.2% to $166,000 for the three months ended December 31, 1999, from $198,000 for the three months ended
December 31, 1998. The decrease results from a decrease in gain on sale of mortgage loans of $66,000 to $13,000 for the three months ended December 31, 1999, from $79,000 for the three months ended December 31, 1998. The decrease in the gain on sale of mortgage loans reflects the recent upward trend in mortgage interest rates during the current period that acts to reduce gains on sale of mortgage loans sold in the secondary market. Other income increased $24,000 from $31,000 for the three months ended December 31, 1998, to $55,000 for the three months ended December 31, 1999. The other income increase was primarily due to an increase of $27,000 in brokerage commissions from $18,000 for the three months ended December 31,1998, to $45,000 for the three months ended December 31, 1999, in the Bank's subsidiary. Service charges on deposits increased $7,000 from $64,000 for the three months ended December 31, 1998, to $71,000 for the three months ended December 31, 1999.

General and Administrative Expenses

         General and administrative expenses decreased $29,000 or 4.71% to $586,000 for the three months ended December 31, 1999, from $615,000 for the three months ended December 31, 1998. The decrease was primarily due to a decrease in data processing expenses of $22,000 to $36,000 for the three months ended December 31, 1999 from $58,000 for the three months ended December 31, 1998. Of the decrease, $20,000 was a nonrecurring fee related to Year 2000 compliance testing by the Company's data center paid during the three months ended December 31, 1998. Salaries and employee benefits decreased $3,000 from $324,000 for the three months ended December 31, 1998, to $321,000 for the three months ended December 31, 1999. Net occupancy expense decreased $4,000 from $93,000 for the three months ended December 31, 1998, to $89,000 for the three months ended December 31, 1999.

Income Tax Expense

         Income tax expense increased $86,000 or 143% from $60,000 for the three months ended December 31, 1998, to $146,000 for the three months ended December 31, 1999. The increase in income tax expense is the direct result of the increase in income before taxes of $219,000 or 105% from $209,000 for the three months ended December 31, 1998, to $428,000 for the three months ended December 31, 1999. The effective tax rate for the three months ended December 31, 1998, was 28.7% and 34.1% for the three months ended December 31, 1999. An adjustment for taxes was made due to the loss provision taken in the three months ended December 31, 1998.

                   Comparison of Operating Results for the Nine months Ended December 31, 1998 and December 31, 1999

Net Income

         Net income for the nine months ended December 31, 1999, increased $109,000 or 13.9% to $890,000 from $781,000 for the nine months ended December 31, 1998. The increase in net income was primarily due to an decrease of $324,000 in the provision for loan losses from $373,000 for the nine months ended December 31, 1998, to $49,000 for the nine months ended December 31, 1999. The decrease in the provision for loan losses reflects the settlement of the case first reported under Part II, Item 1. Legal Proceedings in the Form 10 QSB dated September 30, 1996, and in subsequent 10QSB and 10KSB reports through March 31, 1999. Net interest income decreased $85,000 from $2,795,000 for the nine months ended December 31, 1998, to $2,710,000 for the nine months ended December 31, 1999. Total other income decreased $113,000 from $586,000 for the nine months ended December 31, 1998, to $473,000 for the nine months ended December 31, 1999. Total general and administrative expense decreased $64,000 from $1,833,000 for the nine months ended December 31, 1998, to $1,769,000 for the nine months ended December 31, 1999. The decrease in the provision for loan losses was partially offset by a increase in income taxes of $81,000 from $394,000 for the nine months ended December 31, 1998, to $475,000 for the nine months ended December 31, 1999.

Net Interest Income

         Net interest income decreased $85,000 from $2,795,000 for the nine months ended December 31, 1998, to $2,710,000 for the nine months ended December 31, 1999. The decrease in net interest income is a result of a decrease in interest income of $510,000 to $5,373,000 for the nine months ended December 31, 1999, from $5,883,000 for the nine months ended December 31, 1998, combined with a decrease in interest expense of $425,000 to $2,663,000 for the nine months ended December 31, 1999, from $3,088,000 for the nine months ended December 31, 1998.

Interest Income

         Interest income decreased $510,000 or 8.6% to $5,373,000 for the nine months ended December 31, 1999, from $5,883,000 for the nine months ended December 31, 1998. Interest and fees on loans decreased $474,000 to $4,814,000 for the nine months ended December 31, 1999, from $5,288,000 for the nine months ended December 31, 1998. This decrease was due the decrease in the average outstanding balance of total loans to $74.9 million for the nine months ended December 31, 1999, from $79.3 million for the nine months ended December 31, 1998. The decrease in the average outstanding balance of total loans was due to a decrease in market interest rates over the two comparable periods which encouraged customers to refinance adjustable rate mortgages which are held in the portfolio with fixed rate loans which are sold on the secondary market. The average yield/rate of total loans decreased 0.32% to 8.57%for the nine months ended December 31, 1999, from 8.89% for the nine months ended December 31, 1998. Interest on mortgage-backed and related securities decreased $51,000 to $281,000 for the nine months ended December 31, 1999, from $332,000 for the nine months ended December 31, 1998. This decrease was due to a decrease in the average outstanding balance of mortgage backed securities from $6.3 million for the nine months ended December 31, 1998, to an average balance of $5.6 million for the nine months ended December 31, 1999. The decrease was due to regularly scheduled principal payments and prepayments of principal on the mortgage backed securities. Interest on investments increased $15,000 to $278,000 for the nine months ended December 31, 1999, from $263,000 for the nine months ended December 31, 1998. The increase was due to an increase in the average outstanding balances of interest-bearing deposits in other financial institutions, investment securities, and Federal Home Loan Bank stock from $6.0 million for the nine months ended December 31, 1998, to $6.4 million for the nine months ended December 31, 1999.

Interest Expense

         Interest expense decreased $425,000 or 13.7% to $2,663,000 for the nine months ended December 31, 1999, from $3,088,000 for the nine months ended December 31, 1998. Interest on deposits decreased $237,000 or 11.0% from $2,136,000 for the nine months ended December 31, 1998, to $1,899,000 for the nine months ended December 31, 1999. The decrease in interest expense is due to a decrease in the average yield/rate of total deposits of 0.46% to 4.13% for the nine months ended December 31, 1999, from an average yield/rate of 4.59% for the nine months ended December 31, 1998. In addition, the average outstanding balance of total deposits decreased $0.8 million to $61.3 million for the nine months ended December 31, 1999 from $62.1 million for the nine months ended

December 31, 1998. Interest on borrowings decreased $188,000 or 19.7% from $952,000 for the nine months ended December 31, 1998, to $764,000 for the nine months ended December 31, 1999. The decrease reflects a decrease in average yield/rate of advances and other borrowings of 0.18% from 5.57% for the nine months ended December 31, 1998, to 5.39% for the nine months ended December 31, 1999. In addition, the average outstanding balance of advances and other borrowings decreased $3.9 million form $22.8 million for the nine months ended December 31, 1998 to $18.9 million for the nine months ended December 31, 1999.

Provision for Loan Losses

         The provision for loan losses decreased $324,000 to $49,000 for the nine months ended December 31, 1999, from $373,000 for the nine months ended December 31, 1998. The decrease in the provision for loan losses reflects the settlement in the nine months ended December 31, 1998, of the case first reported under Part II, Item 1. Legal Proceedings in the Form 10ASB dated September 30, 1996, and in subsequent 10QSB and 10KSB reports through March 31, 1999. The allowance for loan losses totaled $363,000 at December 31, 1999, compared to $375,000 at December 31, 1998, and represented 0.48 % and 0.48% of gross loans and 144.6% and 64.2% of non-performing loans, respectively. The allowance for loan losses calculation is based on a three year actual loss average. The non-performing assets to total assets ratio was 0.34% at December 31, 1999, compared to 0.72% at December 31, 1998.

Other Income

         Total other income decreased $113,000 or 19.3% to $473,000 for the nine months ended December 31, 1999, from $586,000 for the nine months ended December 31, 1998. The decrease is primarily due to a decrease of $125,000 in gain on sale of mortgage loans to $51,000 for the nine months ended December 31, 1999, from $176,000 for the nine months ended December 31, 1998. The decrease in gain on sale of mortgage loans reflects the recent upward trend mortgage interest rates during the current period that acts to reduce gains on sale of mortgages sold in the secondary market. Other income decreased $20,000 from $150,000 for the nine months ended December 31, 1998 to $130,000 for the nine months ended December 31, 1999. The decrease in other income was partially due to a decrease of $50,000 in the profit on sale of real estate held in the Bank's subsidiary to $00 for the nine months ended December 31, 1999, from $50,000 for the nine months ended December 31, 1998. The transaction consummated in the quarter ending June 30, 1998 divested all of real estate holdings of the subsidiary. The decrease in profit on sale of real estate was offset by an increase of $36,000 in brokerage fees in the Bank's subsidiary to $93,000 for the nine months ended December 31, 1999, from $57,000 for the nine months ended December 31, 1998. Service charges on deposits increased $20,000 from $192,000 for the nine months ended December 31, 1998 to $212,000 for the nine months ended December 31, 1999. The increase reflects an increase in the average outstanding balance of NOW accounts of $0.6 million from $10.2 million for the nine months ended December 31, 1998 to $10.8 million for the nine months ended December 31, 1999.

General and Administrative Expenses

     General and administrative expenses decreased $64,000 or 3.5% to $1,769,000 for the nine months ended December 31, 1999, from $1,833,000 for the nine months ended December 31, 1998. The decrease was primarily due to a decrease of $61,000 in other expenses from $421,000 for the nine months ended December 31, 1998, to $360,000 for the nine months ended December 31, 1999. Of the various components of other expenses, printing and office supplies decreased $16,000; employee expenses decreased $13,000; bank service charges decreased $11,000; and organization dues and subscriptions decreased $9,000. The reductions in these expenses were a direct result of the pending merger of the Bank into Bremer Financial Corporation expected to be consummated in the first quarter of the calendar year 2000. Salaries and employee benefits increased $26,000 from $983,000 for the nine months ended December 31, 1998, to $1,009,000 for the nine months ended December 31, 1999. The increase was due to cost of living adjustments in employee salaries. Data processing expense decreased $23,000 from $130,000 for the nine months ended December 31, 1998, to $107,000 for the nine months ended December 31, 1999. Of the decrease, $20,000 was a nonrecurring fee related to Year 2000 compliance testing by the Company's data center paid during the nine months ended December 31, 1998.

Income Tax Expense

         Income tax expense increased $81,000 or 20.6% from $394,000 for the nine months ended December 31, 1998, to $475,000 for the nine months ended December 31, 1999. The increase in income tax expense is the direct result of a increase in income before taxes of $190,000 from $1,175,000 for the nine months ended December 31, 1998, to $1,365,000 for the nine months ended December 31, 1999. The effective tax rate for the nine months ended December 31, 1998, was

33.5% compared to 34.8% for the nine months ended December 31, 1999. An adjustment for taxes was made due to the loss provision taken in the nine months ended December 31, 1998.

Financial Condition

         Total assets decreased $3.9 million or 3.99% to $93.7 million at December 31, 1999, from $97.6 million at March 31, 1999. The decrease is primarily due to the decrease in cash and interest-bearing deposits with financial institutions of $3.8 million to $6.7 million at December 31, 1999, from $10.5 million at March 31, 1999. Loans receivable increased $1.0 million from $73.3 million at March 31, 1999, to $74.3 million at December 31, 1999. The cash and interest-bearing deposits were used to reduce advances from the Federal Home Loan Bank $2.9 million from $17.0 million at March 31, 1999, to $14.1 million at December 31, 1999; and to reduce other borrowed money $0.9 million from $5.6 million at March 31, 1999, to $4.7 million at December 31, 1999. Securities held-to-maturity decreased $0.7 million to $8.7 million at December 31, 1999, from $9.4 million March 31, 1999. Shareholders' equity increased $590,000 from $12.4 million at March 31, 1999, to $13.0 million at December 31, 1999, as a result of net income for the nine months ended December 31, 1999, less $421,000 in cash dividends and the amortization of the common stock purchased by the employee stock ownership plan of $121,000.

Disclosures Involving Year 2000 Issues

        Issues related to the century date change and the impact on computer systems and business operations received prominent publicity and attention. Depositors, business partners, investors, and the general public were said to be specifically interested in the effect on the financial condition of each depository institution. The FDIC advised state savings banks that safe and sound banking practices required them to address Year 2000 issues. The Securities and Exchange Commission (SEC) issued a revised Staff Legal Bulletin NO. 5 to provide specific guidance on disclosure associated with Year 2000 obligations for companies registered under federal securities laws.

        Computer programs generally abbreviated dates by eliminating the century digits of the year. Many resources, such as software; hardware; telephones; voicemail; heating; ventilating and air conditioning; alarms, etc. ("Systems") were said to be affected. These Systems were designed to assume a century value of "19" to save memory and disk space within their programs. In addition, many Systems use a value of "99" in a year or "99/99/99" in a date to indicate "no date" or "any date" or even a default expiration date. This abbreviated date mechanism within Systems was thought by regulators to threaten to disrupt the function of computer software at nearly every business which relies heavily on computer systems for accounting and other recordkeeping functions. If the millennium issue were ignored, system failures or miscalculations could occur, causing disruptions of operations and a temporary inability to process business transactions.

        The Bank has an inventory of personal computers that access a data processing system provided by EDS in Des Moines, Iowa. If the personal computers and data processing systems failed to process the century date change, it may have impaired the Bank's ability to process loan payments, accept deposits, and address other operational issues. The Bank's customers, suppliers, other constituents could have been impaired to meet their contractual obligations with the Bank. The Bank experienced no system failures or miscalculations that disrupted operations or impaired its ability to process business transactions in January of the year 2000. The Bank has no knowledge of customers, suppliers, or other constituents that have been impaired to meet their contractual obligations with the bank.

Asset/Liability Management

         Asset/liability management is an ongoing process of matching asset and liability maturities to reduce interest rate risk. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate single family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities, (3) invest in adjustable-rate, single family mortgage loans, and (4) encourage medium and longer-term certificates of deposit. The Company's estimated cumulative one-year gap between assets and liabilities was a negative 13.2% of total assets, at the latest available reporting date of September 30, 1999. A negative gap occurs when a greater dollar amount of interest-earning liabilities than interest-bearing assets are repricing or maturing during a given time period. During periods of rising interest rates, a negative interest rate sensitivity gap will tend to negatively affect net interest income. During periods of falling interest rates, a negative interest rate sensitivity gap will tend to positively affect the net interest income.

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


Management Strategy

Asset Quality

     The Company emphasizes high asset quality in both its investment portfolio and lending activities. Non-performing assets have ranged between .0.32% and 1.72% of total assets during the last three fiscal years and were 0.33% of total assets at December 31, 1999. During the fiscal years ended March 31, 1999, 1998, and 1997, the Company recorded provisions for loan losses of $376,000, $100,000, and $81,000, respectively, to its allowance for loan losses and had net charge-offs of $485,000, $77,000, and $53,000, respectively. The Company's allowance for loan losses at December 31, 1999, totaled $363,000. The allowance for loan losses calculation is based on a three year actual loss average. Total non-performing loans increased to $251,000 at December 31, 1999, from $238,000 at March 31, 1999


Selected Financial Ratios and Other Data:         At or For the

                                Three months ended           Nine months ended
                                   December 31,                 December 31,

Performance Ratios               1999        1998           1999          1998
                                 ----        ----           ----          ----

Return on average assets        1.20%       0.60%           1.25%         1.06%
Return on average equity        8.79%       4.98%           9.40%         8.88%


MANAGEMENT'S DISCUSSION(CONT.)
                                                                    Three Months Ended December 31,
                                                                   1999                          1998
                                                      Average   Interest Average    Average   Interest  Average
                                                     Outstanding Earned/   Yield/  Outstanding Earned/    Yield/
                                                       Balance     Paid     Rate     Balance     Paid      Rate
      Assets
           Interest-earning assets:
               Mortgage loans............................$65,759   $1,347    8.20%     $66,819   $1,481      8.87%
               Commercial loans............................3,457       83    9.55%       4,585       94      8.21%
               Consumer loans............................. 6,641      161    9.68%       7,676      188      9.81%
                  Total loans.............................75,857    1,591    8.39%      79,080    1,763      8.92%
               Mortgage-backed securities...........       5,375       90    6.73%       6,228      107      6.99%
               Interest-bearing deposits in other
                  financial institutions.....................738       10    5.23%       2,638       32      4.82%
               Investment securities.......................3,399       50    5.96%       2,650       40      5.92%
               Federal Home Loan Bank stock................. 769       15    7.50%         911       15      6.63%
                  Total interest-earning assets...........86,138    1,756    8.15%      91,507    1,957      8.55%
               Non-interest earning assets................ 8,028                         6,206
                  Total assets.........................  $94,166                       $97,713

      Liabilities and Stockholders' Equity
           Deposits:
               NOW accounts(1)...........................$10,611      $34    1.30%     $10,619      $34      1.30%
               Money market deposit accounts...............7,392       78    4.21%       7,485       80      4.26%
               Passbook....................................6,407       35    2.15%       6,281       34      2.15%
               Certificate of deposit.................... 35,641      470    5.28%      38,654      556      5.75%
                  Total deposits..........................60,051      617    4.11%      63,039      704      4.47%
           Advances and other borrowings................. 19,121      264    5.53%      22,166      304      5.48%
               Total interest-bearing liabilities.........79,172..    881    4.45%      85,205    1,008      4.73%
           Non-interest bearing liabilities ...............2,168.                          543
           Equity.........................................12,826                        11,965
               Total liabilities and retained earnings.. $94,166                       $97,713
           Net interest income/interest rate spread (2)              $875    3.70%                 $949      3.82%
           Net earning assets/net interest margin (3).... $6,966             4.06%      $6,302               4.15%
           Average interest-earning assets to average
               interest-bearing liabilities................ 1.09                          1.07

                                                                       Nine Months Ended December 31,
                                                                   1999                          1998
                                                       Average   Interest Average    Average   Interest   Average
                                                     Outstanding Earned/   Yield/  Outstanding Earned/     Yield/
                                                       Balance     Paid     Rate     Balance     Paid       Rate
     Assets
           Interest-earning assets:
               Mortgage loans............................$64,439   $4,041    8.36%     $67,090   $4,432     8.81%
               Commercial loans............................3,576      273   10.19%       4,425      279     8.41%
               Consumer loans............................. 6,856      500    9.72%       7,811      577     9.85%
                  Total loans.............................74,871    4,814    8.57%      79,326    5,288     8.89%
               Mortgage-backed securities................  5,585      281    6.72%       6,299      332     7.02%
               Interest-bearing deposits in other
                  financial institutions...................2,302       89    5.16%       2,219       86     5.17%
               Investment securities.......................3,377      151    5.94%       2,800      129     6.16%
               Federal Home Loan Bank stock................  745       38    6.86%         966       48     6.16%
                  Total interest-earning assets...........86,880    5,373    8.25%      91,610    5,883     8.56%
               Non-interest earning assets................ 7,756                         6,013
                  Total assets.......................... $94,636                       $97,623

      Liabilities and Stockholders' Equity
           Deposits:
               NOW accounts(1)...........................$10,788     $104    1.29%     $10,246     $106     1.38%
               Money market deposit accounts...............7,501      233    4.14%       6,656      240     4.80%
               Passbook....................................6,592      106    2.15%       6,177      100     2.16%
               Certificate of deposit.................... 36,450    1,456    5.32%      39,029    1,690     5.77%
                  Total deposits..........................61,331    1,899    4.13%      62,108    2,136     4.59%
           Advances and other borrowings................. 18,894      764    5.39%      22,772      952     5.57%
               Total interest-bearing liabilities.........80,225    2,663    4.43%      84,880    3,088     4.85%
           Non-interest bearing liabilities ...............1,782                         1,017
           Equity.........................................12,629                        11,726
               Total liabilities and retained earnings.. $94,636                       $97,623
           Net interest income/interest rate spread (2)            $2,710    3.82%               $2,795     3.71%
           Net earning assets/net interest margin (3).... $6,655             4.16%      $6,730              6.10%
           Average interest-earning assets to average
               interest-bearing liabilities................1.08                           1.08
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
